Form 10-K
period 1999-12-31
C3D INC
filed 2000-03-30
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999


                           Commission File No. 0-28081


                             CONSTELLATION 3D, INC.
       -------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Florida                                     13-4064492
-------------------------------               -------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                  Identification Number)


              230 Park Avenue, Suite 453, New York, New York 10169
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 983-1107
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:

     None

     Securities registered under Section 12(g) of the Exchange Act:

         Title of Each Class             Name of Each Market on Which Registered
         -------------------             ---------------------------------------
         Common Stock, par value         National Association of Securities
         $.001 per share                 Dealers' Over-the-Counter Bulletin
                                         Board Quotation Service


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the shares of common stock of the registrant (the "Common Stock") on March 27, 2000 as reported by the National Association of Securities Dealers' Over-the-Counter Bulletin Board quotation service, was approximately $526,774,014. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock on March 27, 2000 was 46,501,609, including the 5,500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant. EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS ANNUAL REPORT, ALL SHARE AND OPTION AMOUNTS, PRICES PER SHARE, EXERCISE PRICES AND VOTE TABULATIONS HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
  PART I

        ITEM 1.      BUSINESS................................................................................  1
        ITEM 2.      PROPERTIES.............................................................................. 25
        ITEM 3.      LEGAL PROCEEDINGS....................................................................... 26
        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................... 26

  PART II

        ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................... 27
        ITEM 6.      SELECTED FINANCIAL DATA................................................................. 29
        ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS FOR
                     CONSTELLATION 3D, INC................................................................... 30
        ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK............................................................................. 36
        ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.............................................. 36
        ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.... 37

  PART III

        ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT
                     EMPLOYEES OF C3D........................................................................ 37
        ITEM 11.     EXECUTIVE COMPENSATION.................................................................. 41
        ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................... 43
        ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................... 45

  PART IV

        ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                     ON FORM 8-K............................................................................. 47

  SIGNATURES         ........................................................................................ 48

  EXHIBIT INDEX      ........................................................................................ 49



                                     PART I
                                     ------
ITEM 1   BUSINESS

         Except where the context indicates otherwise, references in this document to "we," "us" and "our" refer to the registrant, Constellation 3D, Inc. (individually referred to in this Annual Report as "C3D", and together with all of its directly and indirectly owned subsidiaries, collectively referred to in this Annual Report as the "Company").

                           FORWARD LOOKING STATEMENTS

         Some of the information in this Annual Report or the documents incorporated by reference in this Annual Report may contain forward-looking statements. You can identify these statements by the appearance of words and phrases such as "will likely result," "may," "believes," "are expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predict," "seek," "estimate," "projected," "intends to" or other similar words and phrases. Important factors that could cause actual results to differ materially from expectations include:

    o   failure to raise sufficient capital to fund business operating plans;

    o   market conditions and demand for new data storage technology;

    o our competitors' ability to successfully develop new technologies to satisfy demand for data storage;

    o difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;

    o difficulties in competing successfully in the markets for new products with established and emerging competitors;

    o difficulties with single source supplies, product defects or product delays;

    o   our status as a going concern;

    o difficulties in forming and maintaining successful joint venture relationships;

    o   difficulties in negotiating and receiving licensing royalties;

    o difficulties in obtaining, maintaining and using intellectual property protections;

    o   changes in data storage technological protocols and standards;

    o   volatility in interest rates and currency exchange rates;

    o difficulties in state, federal, foreign and international regulation and licensing requirements;

    o economic and political instability in the foreign countries where we conduct operations;

    o   litigation actions by directors, employees, investors and others;

    o   limited operation and management history;

    o   dependence on key personnel;

    o   other factors discussed in the Annual Report.


         All of the above factors could cause our actual results to differ materially from historical results and those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Annual Report, including without limitation, the Risk Factors beginning on page 16 of this Annual Report.

Overview

         The Company is a development stage company. The Company has no revenue history and therefore has not achieved profitability. The Company is an international enterprise headquartered in New York, New York. With operations in the United States, Israel and Russia and a subcontractor who performs services for the Company in Ukraine, the Company researches and develops data storage technology products with flexibility in commercial applications. The Company has developed what it believes to be a state-of-the-art optical, data storage product that surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine.

         The mission of the Company is to develop state-of-the-art technologies and products to serve the growing data storage needs of customers in government, business, education and consumer segments through continuous research and product innovation. By providing new data storage solutions to its customers through joint ventures, strategic alliances, and licensing agreements, the Company intends to become a pre-eminent provider in the data storage research and development market and thereby provide significant returns to its shareholders. It is anticipated that the signing of a joint venture, strategic alliance or licensing agreement would provide the Company with a significant capital infusion as well as the development, marketing and distribution expertise that the Company would require for commercialization of the technology.

         The Company's new technology implements the concept of the volumetric storage of information. Data is recorded on multiple layers located inside a disk or a card, as opposed to the single or double layer method available in optical disks ("ODs"), compact discs ("CDs") and DVDs. The recording, reading and storing of the information is done by using fluorescent materials embedded in pits and grooves in each of the layers. The fluorescent material emits radiation when excited by an external light source. The information is then decoded as modulations of the intensity and color of the emitted radiation.

         The Company's research has determined that these fluorescent multilayer disks and cards furnish the user with considerably improved storage space and storage time and deliver substantial performance advantages when compared to the CDs and DVDs currently produced.

Company History and Structure

         C3D was incorporated on December 27, 1995 under the name Latin Venture Partners, Inc. The name of Latin Venture Partners, Inc. was changed to C3D Inc. on March 24, 1999 in anticipation of a proposed transaction with Constellation Tech. As approved by the necessary number of votes at the Annual Meeting of Shareholders of C3D held on December 27, 1999, C3D Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999. For purposes of this Annual Report, and except where the context clearly indicates otherwise, Constellation 3D, Inc. will be called "C3D," and Constellation 3D, Inc., together with its directly and indirectly owned subsidiaries, will be collectively called the "Company." From its inception until October 1, 1999, C3D had no business operations.

         On October 1, 1999, C3D purchased certain assets of Constellation Tech for total consideration of 29,250,000 shares of Common Stock and C3D's assumption of substantially all liabilities and obligations of Constellation Tech (the "Acquisition").

         In the Acquisition, C3D acquired the following assets:

         o Constellation's Tech's then sole existing membership interest in TriDStore IP, L.L.C.;

         o    all of the issued and outstanding ordinary shares in TriD Store
              Vostok;

         o 99 ordinary shares of the 100 ordinary shares then allotted of C-TriD Israel Ltd.; and

         o all of the issued and outstanding shares of common stock of TriD SV, Inc.

         TriDStore IP, L.L.C. is a Delaware limited liability company formed on February 2, 1998, formerly known as OMD Devices, L.L.C., until March 9, 1999. TriDStore IP, L.L.C. owns a substantial majority of the material intellectual property owned by the Company, which consists mostly of patent registrations and applications. See "Risk Factors -- Intellectual Property/Proprietary Rights."

         TriD Store Vostok is a Russian company formed on January 15, 1999. The Company conducts its Russian operations through TriD Store Vostok.

         C-TriD Israel Ltd. is an Israeli company formed on December 2, 1996. C3D is the record owner of 99 of 100 allotted ordinary shares but is the beneficiary of all 100 allotted ordinary shares, one of which is held in trust for C3D by Rapids Trusts Ltd., an Israeli trust. The Company conducts its Israeli operations through C-TriD Israel Ltd.

         TriD SV, Inc. is a Delaware corporation formed on August 10, 1998. As of March 21, 2000, TriD SV, Inc. has had no operations.

         On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by C3D. C3D then issued 2,500,000 (Two Million Five Hundred Thousand) shares of Common Stock and then another 3,000,000 (Three Million) shares of Common Stock to Constellation 3D Trust LLC as a capital contribution. Constellation 3D Trust LLC intends to use the 5,500,000 (Five Million Five Hundred Thousand) shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital.

         C3D expects that in the near future, it will form a wholly owned corporation for the sole purpose of acquiring Reflekt Technology, Inc., a Massachusetts corporation. The consummation of the acquisition is not assured. It is possible that the parties to the letter of intent for such acquisition will agree to modify or waive one or more terms and/or conditions of the letter of intent in accordance with such letter of intent. If the acquisition is consummated, it is also possible that, by agreement of the parties, one or more terms and/or conditions of any legally binding definitive acquisition agreements will differ materially from the terms and conditions of the letter of intent.

         The Company's organizational structure is as follows:

                       [organizational chart appears here]

Products

         The Company has developed Fluorescent Memory Technology and plans to develop end-user products over the next two years. With each of these products, the Company intends to seek and establish joint ventures with strategic partners who are already established with market share and manufacturing capabilities in the appropriate markets. The initial three products that are expected to be developed by the Company include:

         o    Micro Read/Write ("R/W") Disk;

         o    ClearCard Read Only Memory ("ROM"); and

         o    ClearCard Read/Write.


         Micro Read/Write Disk

         Micro Read/Write is a 30 millimeter recordable disk that is expected to fit in many portable devices. The Company anticipates that this technology will be applied to devices such as laptop and hand-held computers, digital cameras and video recorders and players. For laptop and hand-held computers, it is expected to offer lightweight, high capacity storage and quick access to data. The Company believes that for cameras and video players, Micro R/W will not only offer the same gains as laptop and hand-held computers, but that it also will offer higher quality video. The Company also believes that this technology will be ideal for downloading information from the Internet.

         Micro R/W disks will be largely similar to existing CD and DVD drives. Therefore, new designs of ODD players would not be required to be able to read the Micro R/W disks.

         The Company has entered into a relationship with Toolex International, N.V., a Dutch company, ("Toolex") regarding the production and manufacture of Micro R/W disks.

         ClearCard ROM

         The Company intends for this technology to be applied to many portable devices including global positioning and navigating systems, hand-held gaming devices, automobile systems and electronic book devices. It is anticipated that ClearCard ROM will be read in very low-cost players. The Company believes that this technology will be the first of its products to become commercially available. It is expected to be available by the last quarter of 2000.

         ClearCard R/W

         This technology is one step beyond ClearCard ROM in that it is expected to offer a one-time recording function. The Company anticipates that ClearCard R/W will be used with the same low-cost players for reading as ClearCard ROM. While many of the same product applications apply to this technology, the expected added benefit of ClearCard R/W is its ability to allow a user to download or determine the information that he or she is interested in having on a particular device. The Company believes that this technology will present a storage advantage for Internet-based data.

         The Clear Card drives do not have an analogous system in the current market. These products are completely new designs. However, the materials and machinery for manufacturing the devices are all available. In addition, the interface between ClearCard devices and hand held electronic devices, such as laptops and handheld computes, for instance, will be in accordance with accepted standards.

         Products and Markets in Development

         The Company believes that three-dimensional Fluorescent Memory Technology will allow the creation of user-oriented products with new performance qualities that form a solid base for consumer technologies. The following are products in the development stage which the Company intends to bring to market through joint ventures and strategic partnerships, such as the existing relationship with Toolex.

         o Fluorescent Memory Disk ROM (diameter of 120 millimeters with 140 to 420 gigabytes (GB) of data storage capacity) is expected to provide the user with a wide range of large volume archive and reference information, as well as with much more detailed video information. The Company believes that this product will produce home cinema technology with cinema-tape quality;

         o Fluorescent Memory Disk ROM and Fluorescent Memory Disk R/W (diameter of 120 millimeters with 70 gigabytes (GB) of data storage capacity) is expected to allow the user to create his or her own library of digital material;

         o Fluorescent Memory Disk ROM, Fluorescent Memory Disk R/W and Fluorescent Memory Disk RAM (diameter of 120 millimeters with various data storage capacities) is a product which is expected to permit users to utilize supplied archive and reference data, and add to one's own recordings for constant storage;

         o Fluorescent Memory Disk ROM (diameter of 30 to 40 millimeters with 12 to 15 gigabytes (GB) of data storage capacity) is designed for information storing in portable devices;

         o Fluorescent Memory Disk R/W and Fluorescent Memory Disk ROM (diameter of 30 to 40 millimeters with 10 to 13.5 gigabytes (GB) of data storage capacity) is expected to be a base for extra-portable information recording and storing device with new quality functions. It is anticipated that it will enable the addition of the user's own data, audio and video recordings, as well as those received via the Internet. The Company intends that this product will provide new possibilities for the individual to integrate into the global information network;

         o Fluorescent Memory Disk R/W (diameter of 30 to 40 millimeters with 9 to 12 gigabytes (GB) of data storage capacity) is a new product expected to promote digital photo and video systems' development. The Company intends that the product will promote the further development of recorded photo and video on PCs and the restoration of them by means of photographic printing or different video-restoration systems;

         o Super Fluorescent Memory Disk ROM (diameter of 120 millimeters with 1.4 terabytes (TB) of data storage capacity) is intended to promote the idea of advanced reference books and archives, art and cinema collections, new generations of video games (with virtual reality effects and extended video environment development and real presentation effect);

         o Super Fluorescent Memory Disk R/W (diameter of 120 millimeters with 1 terabyte (TB) of data storage capacity) is designed as a base for stable storage systems for large and extra-large databases with high data access rate;

         o Super Fluorescent Memory Disk RAM (diameter of 120 millimeters with 1 terabyte (TB) of data storage capacity) is intended to be a base for secondary memory systems for large and extra-large PCs with much greater access restrictions because of the ability to remove the disk from the system;

         o ClearCard-ROM (credit card-sized memory carrier with 1 to 20 gigabytes (GB) of data storage capacity) is expected to take the form of a one square centimeter-sized spot on a card. Such a card is intended to be a mass produced product designed for persons to carry and to use in inexpensive miniature reading devices and electronic books; and

         o    Recordable R/W and Recordable ClearCard (with 1 to 3 gigabytes
              (GB) of data storage capacity) are envisioned as a part of 'I-net Video Terminal' systems. The Company anticipates that Recordable ClearCard will be recorded at the locations of various providers of information such as bookstores and information kiosks and that they will be read in inexpensive reading devices which may use ClearCard-ROM.

         The Company believes that its Fluorescent Memory Technology has a wide variety of applications and markets. It is expected that these technologies will continue to evolve after they are brought to market and the Company begins to better understand how customers and users respond to these technologies.

Strategic Partners and Joint Ventures

         The data storage industry is a very capital-intensive industry. The core competency of the Company lies in research and development of data storage technologies. The facilities that the Company leases are used for research and development and/or administrative purposes. The Company does not plan to vertically integrate its business to manufacture, or to undertake mass manufacturing of, the products that it proposes to introduce to the market. The Company plans to enter the market through licensing the technology, strategic alliances and joint venture programs. The Company expects to engage in research and development and administration only and will rely on future strategic partners to perform and fund the marketing and mass production of its Fluorescent Memory Technology.

         The Company anticipates that any agreements with potential partners will most likely involve a commitment, by the partner, of a significant amount of capital and resources to the Company, including experienced management and personal, facilities and market know-how to successfully develop and market the technology.

         In December 1999, the Company signed a letter of intent with Toolex (the "Letter of Intent"). The Letter of Intent provides that the Company and Toolex will cooperate to develop processes and machinery to mass produce Fluorescent Memory Disks ("FMDs"). The Company and Toolex believe that the outcome of their co-operative efforts will be a technique for embossing, metalizing and laminating the FMDs to levels necessary for mass production. In connection with the Letter of Intent, the Company and Toolex signed a Co-Invention Agreement, which governs the ownership of inventions and patents that are developed pursuant to the Letter of Intent.

         As a result of its joint venture approach to entering the market, the Company does not plan to engage in marketing efforts on its own. Instead, it intends to rely on others' expertise in this area. Despite this intention, the Company believes that it will need to develop market intelligence so as to keep abreast of the technological requirements demanded by its customers. The Company believes also that in order to negotiate the most advantageous licensing agreements with joint venture partners and other licensees, the Company will need to maintain a knowledge of the market size and growth parameters for each of the target markets. Similarly, the Company expects that an intimate knowledge of pricing and cost trends in the market will be required to realize the most value from each licensing agreement into which it will enter. Notwithstanding the foregoing, the Company may engage directly in marketing its Fluorescent Memory Technology at some time in the future.

         The Company intends to identify a partner for introducing the Company's products to the market based on the following criteria:

         o The partner should have an established presence in the data storage market. The Company believes that an established presence includes market share and leadership, as well as ownership of assets in the form of capital, production facilities, employees, etc. The Company expects that it would provide the necessary intellectual property;

         o The partner should be able and willing to make the investments needed for successful product launch, including marketing, advertising, sales and promotions; and

         o The partner should also have the ability to differentiate itself on the basis of the quality and quantity of service. The Company believes that it is imperative that the partner be able to dedicate enough quality service and support staff long-term to the marketing of the Company's products.


         In addition to the existing relationship with Toolex, the Company is presently engaged in preliminary talks with a number of companies regarding joining in a strategic partnership for the commercial production of the Company's products.

The Data Storage Technology Market and Competition

         The data storage industry is very dynamic and very competitive. Trends can quickly change and competing companies are constantly involved in product improvement and innovation in order to keep up with customers' increasing demand for faster and smaller storage devices with high data storage capacity. The activities driving demand in the data storage market include diverse applications such as analysis of meteorological data, printing of payroll checks, letter writing, Internet browsing, the editing of television commercials, the searching of data warehouses, and the playing of computer games. Businesses have witnessed a significant increase in the amount of data used and stored in the past decade, and the Company believes that they will continue to do so for the next few years to come.

Trends in the Data Storage Industry

         Increased Demand for Removable Storage

         The Company believes that there is a rising demand for removable disk drives of varying storage capacities due to the significant advantages of removable drives compared to floppy disks. While both floppy disks and removable drives are portable and can interface with other systems, the removable disk drive can substantially exceed the floppy disk in terms of storage capacity.

         Transition from Older Drive Technologies to New Technologies

         The Company anticipates that the CD and optical disk drive industry will undergo a major transition over the next several years as drive producers begin manufacturing technologies that have been recently introduced. The Company, after reviewing Frost & Sullivan's "World Compact Disc and Optical Disk Drive Market" (1997), believes these new technologies, including the DVD drive, will account for the majority of the CD and ODD market. The Company believes that new technology with varying applications and cost effectiveness, including the Company's Fluorescent Memory Technology, will be readily accepted into the market.

         Downward Price Pressure in the CD/ODD Industry

         Price declines have played a significant role in the mainstream acceptance of CD/ODD technology. The Company anticipates that new technology acceptance over existing technologies will be gauged by pricing. The Company predicts that, as new technologies are introduced, they will have a price premium over existing technologies. However, the Company believes that, as these new technologies are accepted and unit shipments increase, they will benefit from economies-of-scale, allowing them to significantly compete with older technologies. Consequently, the Company believes that it must (i) lower its production costs in order to maintain adequate margin, (ii) increase its production volume and (iii) remain on the cutting edge of data storage technology with the innovation of new products.

         Increased Demand for Increased Performance

         The Company anticipates that data storage performance levels will increase in a pattern similar to the past, resulting in faster spin rate, shorter access times and higher capacities. Performance increases have become relatively common in the industry, and many consumers now expect them on a regular basis. In keeping with this user demand for performance, the Company believes that it must maintain its current emphasis on research and development in order to maintain the Company's viability.

         Magnetic Storage Continues to Dominate the Mass Storage Industry

         Magnetic disk drives ("MDDs") and ODDs comprise the substantial majority of the data storage market in terms of market share. Historically, MDDs have been in higher demand for mass storage use and have cost less per gigabyte
(GB) of data storage memory space than ODDs. It is expected that most mass storage industry leaders will continue to use magnetic drives as their primary storage medium. The Company believes that in order to remain competitive with the magnetic mass storage industry, it must continue to improve the cost-effectiveness, as well as product acceptance by the public, of its Fluorescent Memory Technology.

Competing Products and Technologies

         The Company's Fluorescent Memory Technology disks and cards are in competition with other types of storage devices, which come in various formats. While hard disk drives are the most common form of mass data storage, they are not the only storage media available to computer users. A variety of options exist, each with unique price and performance characteristics that meet specific requirements. Some other forms of storage devices are Removable Storage Devices, such as Tape Drives, Magneto-Optical ("MO") Disks, Personal Computer ("PC") Cards, ROM and One Time Programmable Cards, Static Random Access Memory Cards, Flash Cards, ODDs, CDs, and Redundant Arrays of Inexpensive Disks, among others.

         Removable Mass Storage Devices

         The trend of processing sensitive data on desktop PCs instead of on mainframe computers has made removable mass storage solutions increasingly important. Floppy diskettes, which have been the most commonly used removable storage devices, often have been insufficient for certain data-intensive applications. For these applications, high capacity removable mass storage devices offer advantages. Removable mass storage devices, which are particularly suitable for secondary storage applications like data backup and archiving, rather than as a primary form of online storage, come in many forms, such as tape cartridges, Compact Disk Read Only Memory ("CD-ROMs") and other optical disks, MO disks, and PC cards.

         Tape Drives

         The magnetic tape drive was one of the first computer storage technologies, and was commonly used on early mainframe computers. However, its inability to randomly access or write data like disk drives makes it much slower than newer data storage technologies. It has therefore been replaced as the primary storage device in most computer applications. However, due to its high storage capabilities and low cost-to-megabyte ratio, it is still very much in use as a storage medium for archiving large amounts of data. Additionally, recent advances in tape technology, such as digital audio tape cartridges, have also made tape a preferred technology for backing up network servers and other critical data.

         Optical Disk Drives

         The three primary optical disk storage technologies are available, as follows: CD-ROM drives, Read/Write drives and rewritable optical disks. ODDs can hold relatively large amounts of data. Rewriteable optical disks typically are used for data backup and archiving massive amounts of data, such as image databases.

         ODDs are used for a diverse mixture of applications. The principal performance advantage of ODDs as compared to MDDs is their ability to provide greater track density than MDDs, thus enabling them to store more data per disk. The principal disadvantage of ODDs as compared to MDDs is a slower average data access time. The Company believes that its Fluorescent Memory Technology has a cost/price advantage over the currently available ODDs.

         CD-ROM drives are by far the most widely used ODDs and are the computer industry's standard for distribution of software products. They are typically used to distribute large databases and documents that require only periodic access. Read/Write drives, on the other hand, are used almost exclusively for archival storage where it is important that the data cannot be changed or erased after it is written for example, for financial records storage.

         Retail price levels for CD-RW rewritable drives have decreased. The writable CD format, which was heretofore dominated by write-once CD-R drives, is currently being replaced by CD-RW as a result of the combination of CD-RW's media flexibility and lower prices. The Company anticipates rapid growth for rewritable DVD drives starting in year 2000, with shipment levels rising to rival those of CD-RW drives. The Company believes that its proposed Fluorescent Memory rewritable disks and drives will be the medium through which the Company will be able to gain a large share of the market for rewritable data storage media.

         Magneto-Optical Disks

         Magneto-optical disk systems combine the technology of traditional magnetic media, like hard disk drives, with optical disk technology. It is expected that MO technology will allow users to store hundreds of megabytes of data on a disk that looks similar to a traditional 3.5-inch floppy disk and typically comes in a 3.5-inch or 5.25-inch form factor. MO disks have many advantages. They provide relatively high data densities. The data stored on them can be changed at will and is resistant to magnetic fields, unlike a traditional floppy or hard disk. The disadvantage of MO technology is that, because of the relatively high intensity of the magnetic field created with the combined use of the read/write head and laser, the two rotations required for writing data make them twice as slow as hard disk drives during write operations. The Company believes that its Fluorescent Memory Technology, due to its faster read/write capability coupled with high data storage capacity, has a distinct advantage in this product category.

         Personal Computer Cards

         PC Cards are built using the Personal Computer Memory Card International Association ("PCMCIA") standard, and can be either storage or Input/Output cards. By virtue of being compact, highly reliable, lightweight and requiring less power, some consider them to be ideal for battery-powered notebook and palmtop computers, hand-held personal digital assistants and personal communicator devices. Due to their diminutive size, PC cards used for storage, commonly called "memory cards," make transporting data relatively easy. They can be used for program storage or data interchange between systems. A big deterrent to the widespread use of PC cards is their high cost relative to hard disk drives. The Company believes that the ClearCard that the Company proposes for introduction to the market will not be as expensive as a PC Card and, thus, will have a distinct advantage in this product category.

Competing Technologies in Development and Advancement

         In addition to the existing storage devices, there are some comparable data storage technologies in the research and development phase, such as the following technologies:

         Magnetic Hard Disk Drives. One of the original data storage media, some view magnetic disk drives as the most reliable source of storage media. Despite the advent of alternate technologies, magnetic storage remains dominant, particularly where mass storage is concerned. Magnetic disk heads fly on a slider approximately one ten-millionth of a meter over the surface of the storage medium. During the writing process, small magnetic domains are written and the magnetic fields of these domains are detected during the read process. The information can be overwritten indefinitely. The area density of magnetic recording has grown about 60% per year during the last decade. Devices with an area density of 4 gigabytes per square inch are in production, and area densities of 20 gigabytes per square inch have been created. However, the magnetic domains become unstable at a physical and technical limit called the super-paramagnetic limit. Therefore, further growth in area density is limited, although it is not certain where this limit puts an end to the further density increase of magnetic memory. Furthermore, many magnetic memory carriers are not easily removable, are not easily disposable and are relatively expensive.

         Optical Disk Drives. Optical Disk Drives, which include compact disc drives, DVDs, and magneto-optical drives, entered into the marketplace in the mid 1980's and have gained mainstream acceptance, particularly CD-ROM drives as a result of their entertainment and educational uses. The Company anticipates that the advent of rewritable optical disks will make the optical disk drive an increasingly important segment of the data storage industry. In ODDs, such as CDs, DVDs, and MOs, light from a semiconductor laser is focused onto the storage layer to perform writing or reading. The storage layer is protected through the disk substrate or a thick overcoat, making this technology well-suited for removable media. CDs, CD-ROM, and DVD media are commonly used around the world for both entertainment and commercial purposes. The Company expects that, at least in the next few years, they will continue to be commonly used in these ways around the world.

         Near Field Drives. In some of the proposed near field recording, light is focused onto the front surface of a storage medium, thereby avoiding some problems with distortions of the focused beam in a protected layer. High density is achievable, but at high cost, as the medium remains exposed to dust and remains vulnerable to crashes of the drive head. Thus, this technology is not suitable for portable devices. The storage capacity is limited, because in near field optics, data is stored in a thin layer at the surface.

         Volumetric/Holographic. Volumetric or holographic storage allows data to be stored in three dimensions, which increases actual storage capacity exponentially. Although holographic storage was considered feasible almost 40 years ago, attempts at commercialization of holographic storage devices have not achieved great success largely because, there continues to be a lack of applicable components and of suitable storage material. The Company believes that its development of its patented processes has resulted in, among other things, the availability of sufficient components and suitable storage material for the commercialization of the Company's Fluorescent Memory Technology. The Company's products' components and materials for fluorescent disks and cards are either available or have been developed by the Company and can be manufactured by using available machinery and materials.

         Atomic Force Microscopy. In the field of probe-based storage, scientists are fabricating tiny silicon cantilevers 10 microns long and 0.3 microns thick, with an even smaller silicon probe tip (.008 microns in diameter). The tip rests on a rotating plastic disk. To store data, heat from an electric pulse through the tip momentarily softens the surface of the plastic, and the slight force that the tip exerts on the plastic pokes a tiny depression. As the tip is pulled across the tip on playback, its dip into the pit is detected. Researchers report that this technique can reliably read and write data at a density of 64 gigabits (GB) per square inch and have developed the basics for a read only system holding a CD's worth of data on a disk the size of a penny.

         Scanning Tunneling Microscopy. Scanning Tunneling Microscopy reportedly has the potential to store as many as one million gigabytes (GB) per square inch, although the Company expects that commercial usage of this technique is not in the foreseeable future. The technique involves moving xenon on a nickel surface with a scanning tunneling microscope. As attempted, this process required a temperature of near absolute zero and several hours to complete.

Market Segmentation

         The three primary CD and ODD data storage market segments are: (i) CD Drive, (ii) Stand-alone Drives and (iii) CD and ODD Jukebox. The CD Drive segment can be further broken into the CD and ODD drive, the CD and DVD drive, the CD-ROM drive, the CD-R drive, the DVD-ROM drive, the CD-RW drive and the DVD-RAM drive markets. Stand-alone drives include both the magneto optical drive and large form factor markets. The CD and ODD Jukebox market includes magneto optical drive jukeboxes, large form factor jukeboxes and CD drive jukeboxes.

         The Company's contemplated product line will create new product lines and new products. The ClearCards will create entirely new products. That market is just developing and the Company plans to be one of the early players in that market.

         Geographically, the CD and ODD market is segmented into four regions: the United States, European, Pacific Rim and Rest-of-World ("ROW") markets. The United States is usually an early adopter of a new technology, with Europe following later. The Pacific Rim and ROW markets are heavily impacted by the economic well being of the constituent nations, which in turn decide whether that market is going to be an early or late adopter. However, the Pacific Rim and ROW markets are also the ones with good growth projections for all the storage device product categories. With this trend in perspective, the Company believes that it can be inferred that these markets will adopt and proliferate the Fluorescent Memory Technology. The Company expects that the Company and its partners should therefore focus their marketing efforts worldwide if they are to achieve the goal of their technology becoming the standard for the data storage industry.

         CD and ODD Market

         After reviewing Frost & Sullivan's "World Compact Disc and Optical Disk Drive Market" (1997), the Company projects the revenues for the total CD and ODD market to reach $19.12 billion in 2000 and to increase to $25 billion in 2003. The Company further expects CD and DVD drives to account for 96.37% of unit shipments and 85.5% of revenues. A slight decrease in these numbers, perhaps no more than 1%, is expected to occur in 2003 due to growth in other segments such as 3.5-inch MO drives.

         The United States, which was originally the largest market for CD and ODD revenues, is projected to account for only 46.8% of the market in 2003, totaling $11.69 billion. The Pacific Rim and European markets, on the other hand, are projected to grow to 24.6% and 21.5% respectively in 2003. This change in market share is attributed to the early adoption by the U.S. compounded by a healthy economy. The Pacific Rim, though an early adopter, suffered because of its economic setback, and the European market is a late adopter. The ROW segment is expected to grow from 5.3% in 2000 to 7% of the total market in 2003. The Company believes that these growth projections are indicative of the viability of the Fluorescent Memory Technology in the data storage market.

         CD and DVD Drive Market

         The CD and DVD Drive market is expected to continue its rapid rate of growth during the next few years. It is projected that the market will have overall revenues of $16.34 billion in 2000 and $21.17 billion in 2003. The Company believes that its entry into the market at this point in time is crucial because of the tremendous growth potential that it offers. The Company believes also that any further delay will only result in loss of market share to competitors, and loss of opportunity.

         Based on the Frost & Sullivan study, the Company anticipates the replacement of CD-ROM drives with DVD-ROM drives as the primary drives in the next few years. In the recordable subsegment, there is a transition projected to occur from CD-R drives to CD-RW drives, and then from CD-RW drives to DVD-RAM drives. The major change that is anticipated in the market is the shift from CD technology to DVD technology, and that the DVD technology will become the market's mass storage medium of choice. This is due to higher storage capacity of the DVD technology and also because DVD is backward compatible with most CD media. It is further anticipated that the DVD technology will be used in three different industries -- computers, movies and music -- which will allow it to reach the economies of scale not experienced by other optical technologies. The study forecasts that DVD technology will account for 61% of the total CD and DVD drive market shipments.

         The United States, which was an early adopter of the CD technology, continues to have the largest market share in terms of revenues. However, market forecasts predict that by the year 2002, market share will decline to about 48.4%. It is anticipated that the U.S. market share of the CD and DVD drive market will decline to 46.4% of the total market in 2003. It is also expected that the European market share will be 22.19%, the Pacific Rim market share will be 24.3% and that of the ROW market will be 7.2% in 2003. Additionally, the ROW region may very well account for a larger portion of sales due to stronger economic growth of its constituent nations.

         CD-ROM Drive Market

         For multimedia applications, the usage of CD-ROM systems is in accessing large databases and also in distributing other large software packages. Growth in the installed base of CD-recordable drives and CD jukeboxes has further strengthened the CD-ROM format. Frost & Sullivan forecast the unit shipments for CD-ROM to reach 65.8 million units in 2000, which is equivalent to revenues of $5.52 billion. However, as DVD-ROMs gain increased presence, revenues from CD-ROM are expected to decline to $1.34 billion in 2003.

         CD-Recordable Drive Market

         The Compact Disc-Recordable ("CD-R") drive market has become an important part of the CD and DVD drive market. The advantages that CD-R drives offer include low media cost, high reliability, the ability to perform a random data search, and media able to be read by a large installed base of CD-ROM drives. However, this technology is expected to be replaced in the CD and DVD markets in 2000 by the technologies that allow for recording and rewriting data such as CD-RW and DVD-RAM. The Company believes that this product category will be a high-growth area for the Company should the Company enter into this market, because the Company believes that its Fluorescent Memory Technology could potentially become the technology that replaces existing technologies.

         DVD Read Only Memory Market

         The DVD Read Only Memory ("DVD-ROM") is a high-density, read-only, optical disk format. It is expected to become the logical successor to the CD-ROM technology, and also that its sales will be further enhanced with the introduction of the DVD-RAM technology. Revenues for the DVD-ROM drives are projected to reach $12.63 billion in 2003. It is also anticipated that DVD-ROM drives will replace CD-ROM drives as the choice medium of data storage in 2003.

         CD-Rewritable Drive Market

         The CD-Rewritable ("CD-RW") drive technology is expected to gain market acceptance due to the additional applications it opens up to the CD format. However, it is not expected to be sustained for long, because DVD-RAM technology is expected to offer greater data storage density. The Frost & Sullivan study predicts that by 2003, unit shipments of CD-R drives will decrease to 5 million units.

         DVD Random Access Memory Market

         DVD-RAM refers to the optical technology that allows users to record information on DVD media. It is expected to replace technologies such as CD-R and CD-RW. By 2003, unit shipments of these drives are forecast to be at 9.4 million. The Company expects that the disks and drives that the Company intends for High Definition Television format stand to gain from this projection of market growth.

         World Magneto-Optical and Large Form Factor Market

         The magneto-optical and large form factor market is expected to earn revenues of up to $1.23 billion in 2000, and approximately $1.7 billion in 2003.

         Of all the products in the MO and large form factor market, the 3.5-inch MO has had the highest growth in the overall stand-alone market from 1998 to the present. Despite its rapidly falling prices, it is expected that the 3.5-inch MO will account for 73.5% of revenues, and 93.1% of unit shipments of the entire MO and large form factor market in 2003. The Company believes that ClearCard-ROM and ClearCard-R disks and drives, by virtue of their small size and high capacity, can take advantage of this growing product segment.

         The 5.25-inch, on the other hand, is projected to account for only 8.5% of the total shipments of MO and large form factor ODD shipments. It is also expected that it will account for only 26.8% of the stand-alone ODD revenues in 2000 and approximately 22% in 2003. The 12-inch and 14-inch Read/Write drive products are targeted at niche markets, and their revenues and unit shipments are expected to decline to 5.4% and 0.1%, respectively, by 2003.

         The United States market, which has been an early adopter of new optical technology, has a major share of the MO and large form factor ODD market. It is projected that United States will have a 42% share of the total ODD market, which is then projected to increase to 46.7% in 2003. Europe, on the other hand, is expected to have a shrinking market share that decreases from 19.9% in 2000 to 18.6% in 2003. However, the European market's revenue is expected to increase from $244.8 million in 2000 to $317 million in 2003. The 3.5-inch and 5.25-inch MO were successful in the Pacific Rim market. Despite growing revenues in the ODD market in this region, its market share is declining due to the rapid growth in U.S. market share. Revenues from Pacific Rim ODD market are expected to reach $417.7 million in 2000, and $500.1 million in 2003. The Rest of the World segment is also expected to have increased revenues from ODD sales due to increasing adoption of all high-technology products by the nations in this region. It is expected that this segment will have revenues of $50.7 million in 2000 and $91.2 million in 2003 which translates to market shares of 4.1% and 5.4%, respectively.

         The most common applications for these products are storage-intensive applications. Growth of the jukebox market has been attributed to the increasing needs of government agencies and private businesses for of reliable mass storage solutions. The need of engineering, education, medical imaging and storage, legal document imaging, and other such storage-intensive areas also have contributed to the jukebox market. The Company believes that the entry of Fluorescent Memory Technology could potentially force this product segment into obsolescence, because the basic idea behind a Fluorescent Memory device is to eliminate the need for multiple layers of disks and drives, and instead provide for storage of terabytes of data on one disk or card.

         Growth in the market share of the magneto optical 5.25-inch and 3.5-inch form factor segment has been eroded by a more rapid growth in the CD jukebox segment. By 2003, this segment is expected to contribute to 56.1% of the total CD and ODD jukebox market.

         The large form factor (12-inch and 14-inch) segment is considered to be the most mature of all segments in the CD and ODD jukebox market, and is expected to remain on a course of slow steady growth. By 2003, this segment is projected to account for only 0.8% of the total jukebox shipments.

         The CD jukebox segment is forecasted to have the largest number of units shipped in the total CD and ODD jukebox market by 2003. In that year, it is expected to contribute 36.9% of the entire jukebox market's earnings.

         The U.S. was an early adopter of the jukebox technology. Growth of the U.S. market's share of the CD and ODD jukebox market is attributed to the overall size and health of its economy. However, as other regions of the world become technologically more sophisticated, the U.S. market share is expected to decrease to about 50.6% in 2003 from 53.5% in 2000.

         The European market share has been declining steadily due to strict market regulations as compared to the other regions. It is projected that this market will have an 18.2% share of the CD and ODD jukebox market in 2003, which is equal to revenues of $387.2 million.

         The Pacific Rim region is the fastest growing market for the CD and ODD jukebox technology. It is anticipated that this region will account for 21.7% of the market in 2000 and grow to 24.3% in 2003, equivalent to revenues of $516.9 million.

         The adoption of newer technologies by countries in the ROW segment will result in increased revenues from the CD and ODD jukebox sales. Sales in this region are expected to account for 5.7% of the total market in 2000 and 6.9% in 2003, which translate into sales of $146.8 billion.

         The Company's success and ability to compete will depend in part on its ability to protect proprietary technology and other intellectual property. The Company, through its wholly owned subsidiary TriDStore IP, L.L.C., seeks patents on its important inventions, primarily in the United States, Israel, European Community Countries and Japan. Additional countries that belong to the Patent Cooperation Treaty may also be designated if it is deemed to be cost-effective and sufficiently beneficial to the Company.

         Currently, the Company, through its wholly owned subsidiary TriDStore IP, L.L.C., owns five U.S. Patents, as follows:

         o U.S. Patent No. 5,847,141, entitled "Photochromic Material for Electro-Optic Storage Memory," which was issued on December 8, 1998 and which expires on December 22, 2015. This patent covers photochromically modified pyridones which are useful in three dimensional, stable, optical memory storage devices.

         o U.S. Patent No. 5,936,878, entitled "Polymeric Photo-Chromic Composition," which was issued on August 10, 1999 and which expires on December 12, 2017. This patent covers the use of photochromically modified spiropyrans in three dimensional, stable, optical memory storage devices.

         o U.S. Patent No. 5,945,252, entitled "Photochemical Generation of Stable Fluorescent Amines from Peri-Phenoxiderivatives of Polycyclic P-Quinones," which was issued August 31, 1999 and which expires on December 11, 2017. This patent covers the use of photochromically modified polycyclic quinones in three dimensional, stable, optical memory storage devices.

         o U.S. Patent No. 6,009,065, entitled "Optical Pickup for 3-D Data Storage Reading from the Multilayer Fluorescent Optical Disk," which was issued on December 28, 1999 and which expires on December 4, 2017. This patent covers an optical pickup capable of reading binary optical information from a multilayer fluorescent disk.

         o U.S. Patent No. 6,027,855, entitled "Photo-Chemical Generation of Stable Fluorescent Derivatives of Rhodamine B," which was issued on February 22, 2000 and which expires on December 12, 2017. This patent covers a method for optically recording information in a three-dimensional memory system having an active medium which includes a Rhodamine B compound.

         The Company has filed more than forty (40) additional pending U.S., international and foreign applications covering compositions, methods, and apparatus which relate to the Company's Fluorescent Memory Technology. Other patent applications are in the process of being prepared.

         There can be no assurance that any of the Company's patent applications will issue as patents, or that if patents are issued on the Company's applications, they will be of sufficient scope and strength to provide meaningful protection of the Company's technology or any commercial advantage to the Company, or that such patents will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that the Company's competitors, many of which have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the U.S. or in other countries.

         The Company intends to rely on a combination of patents, trade secrets, copyrights and trademarks to protect its intellectual property rights. No assurance can be given, however, that competitors will not independently develop substantially equivalent proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology. Nevertheless, the Company intends to enforce its intellectual property rights whenever it becomes aware of any infringement or violation to its rights.

         The Company's success and ability to compete will depend in part upon its ability to protect its proprietary technology and other intellectual property. As earlier noted, the Company has filed numerous patent applications to protect technology, inventions and improvements it believes are significant to the development of its business and are protectable under applicable patent laws. However, the Company's patented products may be sold in foreign countries where the Company has not applied for patent protection, or, if a patent application was filed, where a patent may not be granted. In those countries where no patents are obtained, there is a risk that competitors may be able to reverse engineer the Company's products and undermine the ability of the Company to compete in such markets. In addition, there are foreign countries whose intellectual property laws are not enforced or, if enforced, are enforced to a lesser extent than the intellectual property laws of the United States. In the event that the Company markets its patented products in such countries, there is a risk of piracy or reverse engineering by competitor(s) that may undermine the ability of the Company to compete in such markets.

         The Company has not received any notices alleging, and is not aware of any infringement by the Company of any patents or intellectual property of others. However, there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for patents, or have not received or in the future will not receive, patents or other proprietary rights relating to devices, apparatus, materials or processes used or proposed to be used by the Company.

Employees

         As of March 21, 2000, the Company had 59 workers, including 17 in the research and development office in Israel, 35 in the research and development office in Moscow, one subcontractor in Ukraine and five in management, finance and administration and one in research and development in North America. None of the Company's employees are covered by a collective bargaining agreement.






                                  RISK FACTORS

No History of Revenue

         As a research and development enterprise, the Company has no revenue history and therefore has not achieved profitability. The Company expects to continue to incur operating losses until late in the third or fourth quarter of 2001. The Company incurred a net loss of $4,866,687 for the year ended December 31, 1999 and $3,191,902 for the year ended December 31, 1998. The Company has never been profitable, and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase its operating expenses from approximately $600,000 per month to $1,100,000 per month in order to fund research and development and increase its administration resources. However, the Company expects to receive revenues by the end of 2000. Nevertheless, it is possible that the revenue of the Company may never be sufficient to recognize a profit.

Limited Operating History

         The operations of the Company began in January of 1997, when it continued the performance of research and development of three-dimensional technology for the storage of digital information on disc that had begun in 1995.

         The Company's proposed operations will be subject to the problems, expenses, difficulties, complications, and delays frequently encountered in connection with starting a new operation. Primarily, there is the risk that the Company may not be able to transform the technology into commercially profitable products. Also, there is the risk that once introduced into the market place, the Company's products will not be embraced by the market.

The Company as a Going Concern

         Due to its lack of operating revenues, accumulated operating losses of $10,671,334 and the need for additional working capital, there is no assurance that the Company will be able to continue as a going concern. The Company's independent certified public accountants modified their opinion on the Company's Financial Statements to express their substantial doubt about the Company's ability to continue as a going concern.

Need for Additional Capital

         The Company believes that it has sufficient working capital to sustain its operations through September 2000. However, as a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company is currently generating no revenues and does not expect to do so until the end of 2000. There is no assurance that revenues generated in future operations, if any, will be sufficient to finance the complete cost of the Company's research and development. Additional funds will be required before the Company achieves positive cash flow from operations. Future capital requirements and profitability depend on many factors, including, but not limited to, the timely success of product development projects and the timeliness and success of joint venture and corporate alliance strategies and marketing. The Company is actively in the process of raising additional capital, including the issuance of convertible debt securities and the potential issuance of preferred shares. The Company's outstanding convertible debt contains no restrictions on the further incurrence of indebtedness nor does such debt adversely effect the Company's liquidity. However, future debt or preferred share offerings could result in restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. However, there can be no assurances that financing or additional funds needed will be available when needed or, if available, on terms acceptable to the Company. Additional equity or convertible debt financing, if obtained, could result in substantial dilution to shareholders. The Company is not currently considering acquiring a bank credit facility.

Foreign Operations

         In addition to its activities in the United States, the Company conducts business operations in Israel and Russia, and it has hired a subcontractor to perform various activities for the Company in Ukraine. In recent history, these three nations have experienced significant economic and political instability. It is possible that present or future economic or political instability in those nations will have a material adverse impact on the Company's ability to conduct its business and/or its financial condition. The rate of inflation in Israel, Russia and Ukraine has not materially adversely affected the Company's financial condition.

         Economic Instability

         Economic instability may encompass unstable price level (i.e. inflation), unstable interest levels or rates (i.e. fluctuation of capital) and social unrest.

         The rate of inflation in Israel, Russia and Ukraine has not materially adversely affected the Company's financial condition. It is not possible for the Company to predict whether the rate of inflation in Israel, Russia or Ukraine will materially adversely affect the Company's financial condition in the future. However, the Company believes that it is possible that such adverse effects might result in the future. High rates of inflation have occurred in the above-mentioned countries on numerous occasions in the past, and they may reoccur in the future. High rates of inflation may cause insecurity and uneasiness in the local populace in general, including the Company's employees. In such situations, there is often concern about the increasing cost of living (as measured in local currency) and attempts to keep pace with it. This situation by itself might adversely affect the performance of the Company. Whenever inflation is not matched proportionately by the currency exchange rate (as has happened as a matter of governmental policy in countries such as Israel, Argentina, and Russia), generally there is an increase in the costs to the Company in U.S. dollars. Such increases in costs might materially adversely affect the Company's financial condition.

         The Company does not have, at the moment, a hedging policy for protecting against changes in the dollar costs of the activities.

         Changes and fluctuations of interest rates might, in principle, affect the operations of the Company in each of the aforementioned countries. The changes in the interest rates might create flows of capital that might affect the economy of an entire country, and thus also the Company's employees. Since most of the financing of the non-U.S. operations is provided by the Company, and since such financing is expected to continue in the future, the Company believes that local interest rate fluctuations will not have a material adverse impact on the Company's financial condition.

         The economic situation in each of the above-mentioned countries might eventually develop into extended social unrest. Such social unrest might materially adversely affect the financial performance of the Company's local activities and of the Company as a whole.

         Political Instability

         The Company does not possess "political risk" or other insurance to protect it against business interruption losses caused by political acts.

         Israel's physical security and integrity have been at risk since Israel's inception as a modern nation. Recently, Israel and Syria have restarted peace negotiations. However, there is no formal peace between Israel and Syria or Lebanon, and there are conflicts also between Israel and Iraq and between Israel and Iran. Furthermore, Israel and the Palestinian Authority have been conducting negotiations with respect to the legal status of the West Bank and Gaza Strip, and negotiations concerning the legal status of Jerusalem, the current Israeli capitol, may ensue. In connection with those negotiations and their results, violent activity has occurred, and may reoccur. Therefore, to the extent that the Company has operations in Israel, there is risk that the political instability will have an adverse impact on the Company's ability to conduct its business. It is highly unlikely, but possible, that Israel's compulsory military service obligation for its citizens, which lasts until an individual is 50 years of age, could disrupt the scheduled work of the Company's Israeli research and development facility, which in turn could delay the commercial launch of the Company's planned volumetric storage product line and materially adversely affect the Company's results of operations and financial condition.

         Russia's significant political and economic instability could have a material adverse effect on the results of our operations and the market price of our stock. Russia has incurred significant debt, which it may fail to adequately service. Russian currency, the ruble, has encountered foreign exchange volatility. The Russian government has experienced frequent political instability and change, including wars inside Russia, acts of terrorism, power struggles among government officials and among big commercial enterprises, which included allegations of high levels of corruption, and allegations of organized or other crime. In the recent years, prime ministers have been replaced frequently, and parties with radical positions regarding intervention of the government in the economy, like the Communist Party, have gained in influence. Although we do not believe that the Company has been materially adversely affected by these activities to date, in the future, such factors may have a material adverse effect on our operations. Our ability to conduct operations in Russia could be adversely affected by difficulties in protecting and enforcing our rights and by future changes to local laws and regulations.

         Other Adversities

         Additional strains on our local operations might result from other factors, such as the delay of Moscow banks in acknowledging wire transfers of funds into Russia. These delays can be anywhere from a day to a week. Also, Moscow banks often charge very expensive and somewhat arbitrary fees with respect to wire transfers.

         The Company's activities in Ukraine are limited to the operations of a single subcontractor. Economic or political instability in Ukraine might have a material adverse impact on the Company's ability to conduct its business and/or its financial condition. It should be noted that, as in Russia, Ukraine has experienced significant political and economic change. The Ukrainian economy is less developed than that of Russia. Ukraine is susceptible to most of the same economic risks as Russia, including sovereign debt defaults and/or restructurings, foreign exchange volatility and political instability. Deterioration in the Ukrainian economic or political situation could materially adversely impact our results of operations.

Need for Additional Technology

         The Company believes that it has developed a substantial amount of technology for developing its products. Nevertheless the Company foresees the need to recruit more employees with relevant technological knowledge and capabilities and/or to purchase the right for specific technologies from others. However, there can be no assurances that the Company will succeed in performing these acquisitions.

Proprietary Rights Protection

         Although the Company intends to rely on trade secret, trademark, copyright and other intellectual property laws to protect its Fluorescent Memory Technology, currently the Company relies and expects to rely almost entirely on patent laws for such protection. While the Company currently intends to vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its Fluorescent Memory Technology and to enforce its rights will be successful. The Company, through its wholly owned subsidiary TriDStore IP, L.L.C., individually holds five U.S. patents relating to its Fluorescent Memory Technology. Through its wholly owned subsidiary TriDStore IP, L.L.C., the Company holds more than forty U.S. and foreign regular patent applications relating to its Fluorescent Memory Technology. However, there can be no assurance that patents will be issued for those patent applications. As of March 21, 2000, through its wholly owned subsidiary TriDStore IP, L.L.C., the Company holds thirteen pending provisional patent applications. There is no assurance that the Company will timely exercise its right to convert provisional patent applications into regular or international patent applications or that patents will be issued for any regular or international patent applications into which the Company does convert such provisional patent applications.

         The Company expects that it will develop trade secrets. The Company may seek patent or copyright protection for such trade secrets. There is no assurance that the Company will develop trade secrets or seek patent or copyright protection for any or all of them. The Company intends to enter into confidentiality and non-disclosure agreements to protect one or more trade secrets which it or its employees or independent contractors may develop, but there is no assurance that the Company will do so or that the confidentiality necessary to protect a Company trade secret will be maintained. Such failure to maintain one or more trade secrets could have a material adverse financial impact on the Company.

         The Company may offer products in the U.S. and in foreign countries based on its patented Fluorescent Memory Technology. Certain foreign countries in the Pacific Rim and elsewhere may not offer the same degree of intellectual property protection that is afforded in the U.S., European Community and Japan, and the Company may be unable to enforce its patent rights in such jurisdictions, even if it were able to obtain such rights.

Pending Intellectual Property Applications

         The Company has filed intent to use trademark applications with the U.S. Patent and Trademark Office for the trademarks "CLEARCARD" and "CONSTELLATION 3D". There is no assurance that these applications will mature into registrations or that the Company will even use these marks. Furthermore, the Company has acquired the internet domain names "C-3D.NET," "C-TRID.COM," "C-TRID.NET", "CONSTELLATION3D.COM", and "CONSTELLATION3D.NET". Currently, the Company maintains a web site at http://www.c-3d.net.

         There can be no assurance that any patents, copyrights, trade secrets, trademarks or domain names developed or obtained by the Company will provide substantial or sufficient value or protection to the Company. Furthermore, there is no assurance that their validity will not be challenged or that affirmative defenses to infringement will not be asserted. With respect to trademarks, affirmative defenses to both infringement or dilution may be asserted. If another party were to succeed in developing data storage technology comparable to the Company's Fluorescent Memory Technology without infringing, diluting, misusing, misappropriating or otherwise violating the Company's intellectual property rights, the Company's financial condition might suffer a material adverse effect.

Possible Intellectual Property Litigation

         As is typical in the data storage industry, from time to time, the Company may in the future be notified of claims that it may be infringing, diluting, misusing, misappropriating or otherwise violating patents, copyrights, trademarks, trade secrets and/or other intellectual property rights of third parties. It is not possible to predict the outcome of such claims, and there can be no assurance that such claims will be resolved in the Company's favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company's business or financial results. In particular, the data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. There can be no assurance that future intellectual property claims will not result in litigation. If infringement, dilution, misuse, misappropriation or another intellectual property rights violation were established, the Company and/or its joint ventures (to the extent that it has any) could be required to pay substantial damages or be enjoined from developing, marketing, manufacturing and selling the infringing product(s) in one or more countries, or both. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. If the Company seeks licensure for intellectual property that it cannot otherwise lawfully use, there can be no assurance that the Company will be able to obtain such licensure on satisfactory terms.

Intellectual Property Ownership

         In the future, a Company employee or contractor, and not the Company, might be deemed the legal and/or record owner of one or more patents, patent applications or other intellectual property which is material to protecting the Company's data storage technology. The Company typically requires that its employees and contractors assign to the Company all right, title and interest in and to the intellectual property which they develop for the Company. However, there can be no assurance that the Company will obtain legal or record ownership of, or one or more licenses to use, such intellectual property on satisfactory terms. It is possible that failure to obtain such legal or record ownership, or one or more licenses to use, such intellectual property will have a material adverse effect on the Company's business or financial results.

Product Liability Considerations

         The Company may face inherent business risk of exposure to product liability claims in the event that the use or misuse of its future products is alleged to have resulted in the death or injury of a customer, consumer or user or to have had some other adverse effect. The Company does not presently have product liability insurance. Currently, the Company's technology is not mass manufactured and it is not expected to be mass manufactured in the near future. Although the Company might obtain product liability insurance and the Company might protect itself against product liability claims by contractually requiring its joint ventures (to the extent that it has any): (a) to have continuous quality control inspections, detailed training and instructions in the manufacture of its products; (b) to indemnify the Company for damages caused by the joint venture's own tortuous acts or omissions; and/or (c) to obtain and maintain adequate product liability insurance, product liability lawsuits may affect the reputation of the Company's future products and services (to the extent that it has any) or otherwise diminish the financial resources of the Company. If product liability suits are brought, there is no assurance that any existing product liability insurance of the Company or a joint venture or any existing indemnification by the Company's joint ventures will be adequate to cover the liability claims. However, there is no assurance that product liability insurance will continue to be available to the Company or the Company's joint ventures in sufficient amounts at acceptable costs.

Supply of Components and Raw Materials

         It is not uncommon in the data storage technology manufacturing and assembly industry that certain components are available only from a few or sole-source suppliers. However, the Company anticipates that the key components for its future products (to the extent that it has any) will be available from a number of source suppliers and that the Company and its joint ventures will not experience difficulty in obtaining a sufficient supply of key components on a timely basis. As discussed below, the Company intends to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities and controlling the cost of current and future models of the Company's future products (to the extent that it has any).

         However, there can be no assurance that the Company will be able to obtain a sufficient supply of components on a timely basis or on commercially reasonable terms or realize any future cost savings. Sales may be adversely affected for these or similar reasons. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays could prevent the Company's joint ventures (to the extent that it has any) from producing sufficient quantities of the Company's products to satisfy market demand. In addition, in the case of a component purchased exclusively from one supplier, the Company's joint ventures (to the extent that it has any) could be prevented from producing any quantity of the affected product(s) until such component becomes available from an alternative source. Such adverse events could cause delays to product shipments, thereby increasing the joint venture's material or manufacturing costs or causing an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause the Company's joint venture(s) to modify the design of the Company's products to use a more readily available component, and such design modifications may result in product performance problems. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results. The Company does not believe that there are any raw materials on which its products depend whose unavailability is a material risk to the financial condition of the Company.

Customers

         As solely a research and development company, the Company has not yet had any customers for its products. As discussed above, the Company intends to establish joint ventures with strategic partners to market and sell the Company's Fluorescent Memory Technology. In the future, it is possible that the Company or its joint ventures will have sales to one or more customers which equal ten percent (10%) or more of the Company's consolidated revenues. However, the Company does not intend to become financially dependent on a small number of, or any single, customer.

Directors' and Officers' Involvement in Other Projects

         Some of the officers and directors of C3D, notably Leonardo Berezowsky and Michael Goldberg, serve and are expected to serve as directors, officers and/or employees of companies other than C3D. See "Directors, Executive Officers and Certain Significant Employees." While the Company believes that such officers and directors will be devoting adequate time to effectively manage C3D, there can be no assurance that such other positions will not negatively impact an officer's or a director's duties for C3D and that such impact will not have a material adverse effect on the Company's financial condition. The Company believes that such other company positions do not raise actual or potential conflicts of interest that could interfere with the carrying out of the respective duties of Messrs. Berezowsky and Goldberg at C3D.

Legal and Regulatory Controls

         The Company is not aware of any particular electrical, telecommunication, environmental, health or safety laws and standards that will apply to the Company's products. While the Company does not anticipate regulation of its products, there can be no assurances that the Company will not have to comply with laws and regulations of domestic, international or foreign governmental or legal authorities, compliance with which could have a material adverse affect on the Company. The U.S. Federal Communications Commission (the "FCC") regulates computer hardware that contains or utilizes magnetic forces to store information. To the extent the FCC may regulate in the future fluorescent-based computer storage devices, such as our products, compliance with those regulations could have a material adverse effect on our financial condition.

Market Risk

         The Company expects that, like many companies, it may be exposed to some degree of market risk, particularly for its Ukrainian, Israeli and Russian operations. The Company cannot provide any assurance that future developments in each respective country will not generally have an adverse effect on the financial condition of the Company. Therefore, the Company does not anticipate that it will enter into derivative transactions (e.g., foreign currency forward or option contracts) to hedge against known or forecasted market changes.

No Dividends

         The Company does not intend to pay dividends to the holders of any of the Company's outstanding stock for the foreseeable future. Therefore, investors who anticipate the need for immediate or future income by way of dividends from their investment should refrain from the purchase of the Company's shares.

Year 2000

         As of March 21, 2000, the Company's management does not have any actual knowledge of any Year 2000 computer problem that has had, is having or will have a material adverse effect on the Company's financial condition.

         The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (e.g., December 31, 1999 would appears as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming would have defaulted to 01/01/1900 instead of 01/01/2000 and calculations using or reporting the date would not be correct and errors would arise. To prevent this from occurring, information systems need to be updated to ensure that they recognize the Year 2000. The Company does not anticipate any material exposure to the Year 2000 issue. As of the date of this Annual Report, the Company has not experienced any material adverse effects resulting from the arrival of January 1, 2000.

         The Company has completed its assessment of its information technology systems, as well as its non-information technology systems. The Company reasonably believes that it was not materially adversely affected by the Year 2000.

         The Company's research records are primarily handwritten. The Company's computer hardware and software is relatively new and all have been purchased with Year 2000 computer risks in mind. The Company does not reasonably anticipate that any of its computer hardware or software will malfunction as a result of the Year 2000.

         The Company expects that its research prototypes will accurately and unambiguously display, reconfigure, interrupt and process all date codes designating the Year 2000 and beyond, including leap years. However, the Company's research prototypes may encounter a Year 2000 problem because of the interaction of a third party's product with the Company's prototypes.

         The Company is primarily relying on Year 2000 Readiness Disclosures in its assessment of its principal suppliers. After reviewing these Year 2000 Readiness Disclosures, the Company does not foresee that any of its principle suppliers will suffer Year 2000 issues. The Company has one supplier from which it purchases the raw materials needed for its research operations. The Company believes that this suppler will not face Year 2000 problems that would affect the supplier's ability to provide the materials the Company needs to continue its research operations. However, in the event the supplier is unable to fill orders to the Company as a result of a Year 2000 computer failure, the Company is prepared to utilize other suppliers to fill its orders for raw materials.

         Finally, the Company has determined that its operations in Russia, which account for a material portion of the Company's business, were not materially adversely affected by the Year 2000 problem. The Company's concerns stem from the state of readiness of third parties, including the Russian government, and not from its own level of preparation. The Company reasonably believes that the Russian government was able to handle the possible problems that may have arisen from the Year 2000 problem and which could put at material risk the financial condition of the Company. However, it is possible that some unexpected problem may arise as a result of a Year 2000 problem and cause a material adverse impact on the Company's financial condition. The Company has put contingency plans in place to deal with a possible Year 2000 failure in Russia. These contingency plans include a complete back-up of all computer files, as well as the creation of paper copies of all computer files.

Dependence on Key Personnel

         The Company's success depends, to a great extent, upon its ability to attract and retain highly qualified technical and management personnel, including experts in the field of data storage technology and the sciences underlying such technology. Such individuals are in high demand and are often subject to competing offers. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurances that the Company will be able to attract and retain other qualified personnel needed for its business. Furthermore, the Company does not currently maintain "key man" insurance for any personnel.

Competitors in the Data Storage Technology Industry

         The Company estimates that there are approximately 14 enterprises researching, developing and/or producing data storage technology which the Company believes to be the Company's material competitors. The data storage technology industry is fiercely competitive, and a number of the Company's competitors have already established their names, brands, products and technologies in the marketplace. Some competitors are expected to have significant market shares. Mergers, acquisitions and research and development by the Company's competitors might further increase their market shares.

         While the Company believes that its Fluorescent Memory products and joint venture strategies will result in competitive advantages, there is no assurance that any such advantages will be obtained or, if obtained, can be maintained over time, that a competitor will not invent a superior technology, or that the Company's products and services will be able to penetrate the data storage market. Many of the Company's current and potential competitors have or may have advantages over the Company such as greater financial, personnel, marketing, sales and public relations resources. Existing or future competitors may develop or offer products that provide significant performance, price, creative or other advantages over those offered by the Company.

Restricted Securities

         Sales of a substantial number of shares of our Common Stock after the filing of this Annual Report could adversely affect the market price of our Common Stock by introducing a large number of sellers to the market. Given the potential volatility in the price of our shares, these sales could cause the market price of our Common Stock to decline.

         The majority of our outstanding shares of Common Stock have been issued in private placements and are restricted securities under the U.S. Securities Act of 1933, as amended. These restricted securities will be subject to restrictions on the timing, manner and volume of sales of restricted shares.

         We cannot predict if future sales of our Common Stock or the availability of our Common Stock for sale will adversely affect the market price for our Common Stock or our ability to raise capital by offering equity securities.

ITEM 2.  PROPERTIES

         C3D is leasing facilities at 230 Park Avenue, Suite 453, New York, New York 10169 for administrative purposes. The facilities serve as the office of C3D's Chief Executive Officer. The lease expires December 31, 2000 with an option to renew for one year.

         C-TriD Israel Ltd. has entered into two operating lease agreements for the facilities it uses at 2 Prof. Bergman Str., Rechovot 76327 Israel. The first lease was to expire on May 14, 1999, but C-TriD Israel Ltd. exercised its option to extend the lease period until May 14, 2000. There is another option to extend the lease period until May 14, 2001. The second lease is to expire on April 5, 2001, but there is an option to extend the lease period until April 4, 2003. The Company conducts research and development at the Rechovot facilities.

         TriD Store Vostok leases two sets of facilities in Moscow, Russia primarily to conduct research and development. The lease for the facilities at 119146, Moscow, 2nd Frunzenskaya ul., 8, Building 1, expired December 1, 1999, and the lease for the facilities at MSU Science Park Building 5, Locations 513A, 514 and 522 expired December 30, 1999. However, TriD Store Vostok has renewed both leases. The lease for the facilities at 119146, Moscow, 2nd Fruzenskaya ul., 8, Building 1 will now expire on December 30, 2000. The lease for the facilities at MSU Science Park has changed. It is now a lease for premises at Leninsky Hills, Possession 1, Building 75, Entrance 5, Premises 514, 515 and 523, and will now expire December 31, 2000.

         C3D leases facilities at 1875 Charleston Road, Mountain View, California 94043. The lease is month-to-month and includes the right of C3D to certain services such as secretarial support. The Company conducts research and development at these facilities.

         Presently, C3D is using the Fort Lauderdale, Florida office located at 2625 NE 11th Court, Fort Lauderdale, Florida 33304, owned by one of C3D's directors. The offices are primarily being used for administrative functions of C3D. The Company currently has no lease arrangement for the Fort Lauderdale offices but is not at material risk of losing its capacity to adequately use the facilities.

         The Company has determined that, for the foreseeable future, the facilities at all of the addresses referenced are suitable, adequate and capable of the necessary productivity for the activities undertaken and to be undertaken there. The Company expects that it will continue to fully utilize these facilities and that it will renew its leases and rental agreements before their termination or find other adequate facilities to conduct the operations. The Company might acquire additional facilities as it deems appropriate.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 Annual Meeting of Shareholders of C3D was held on December 27, 1999 (the "Annual Meeting"). THE FOLLOWING VOTE TABULATIONS HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000.

         At the Annual Meeting, the following persons, constituting the entire Board of Directors of C3D, were re-elected as directors of C3D: Itzhak Yaakov, Eugene Levich, Lev Zaidenberg and Michael Goldberg. At the Annual Meeting, 29,250,000 votes were cast in favor of the re-election of Itzhak Yaakov, none against his re-election or withheld, none in abstention, and there were no broker non-votes in respect thereto. At the Annual Meeting, 29,250,000 votes were cast in favor of the re-election of Eugene Levich, none against his re-election or withheld, none in abstention, and there were no broker non-votes in respect thereto. At the Annual Meeting, 29,250,000 votes were cast in favor of the re-election of Lev Zaidenberg, none against his re-election or withheld, none in abstention, and there were no broker non-votes in respect thereto. At the Annual Meeting, 29,250,000 votes were cast in favor of the re-election of Michael Goldberg, none against his re-election or withheld, none in abstention, and there were no broker non-votes in respect thereto.

         Also at the Annual Meeting, certain amendments to C3D's Articles of Incorporation were approved, including a change of C3D's corporate name to "Constellation 3D, Inc." At the Annual Meeting, 29,250,000 votes were cast in favor of this matter, none against it or withheld, none in abstention, and there were no broker non-votes.

         At the Annual Meeting, C3D's 1999 Stock Option Plan was approved. At the Annual Meeting, 29,250,000 votes were cast in favor of this matter, none against it or withheld, none in abstention, and there were no broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The common equity of C3D, which are common shares, $.001 par value per share, are quoted on the NASD's Over-the-Counter Bulletin Board quotation service (the "Bulletin Board") under the symbol "CFMD". C3D's securities are not and have not been listed or quoted on any exchange or other quotation system.

         On December 17, 1999, C3D's Board of Directors approved a three-for-one forward split of its Common Stock for those shareholders of record as of December 16, 1999. The adjustment of the price per share of the Common Stock that resulted from such forward split took effect on January 18, 2000 and before trading of the Common Stock began on January 18, 2000. ALL OF THE HIGH AND LOW BIDS REPORTED IN THE CHART IMMEDIATELY BELOW HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THAT STOCK SPLIT.


                  Time Period                        High Bid           Low Bid
---------------------------------------------      ------------       ----------
Fiscal Year Ending 2000:
   First Quarter*............................      $   63.625         $    19.33

Fiscal Year Ending 1999:
   Fourth Quarter............................      $    32.63         $     5.35
   Third Quarter.............................      $     7.92         $     3.33
   Second Quarter............................      $     4.04         $     0.58
   First Quarter.............................              --                 --

----------------------------

* For the period January 1, 2000 through and including March 21, 2000.


         Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         As of March 7, 2000, there were approximately 64 shareholders of record of the Common Stock.

         C3D has never paid any cash dividends to any of its shareholders, because it has lacked earnings to pay such dividends, and it has no present intention to pay cash dividends.

         The information below relates to securities of C3D sold by C3D during the period covered by this Annual Report, as well as the subsequent interim period, that were not registered under the U.S. Securities Act of 1933 (the "Securities Act"). THE SHARE AMOUNTS AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF C3D'S COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000.

         Section 4(2) Offering to Sands Brothers
         ---------------------------------------

         On March 24, 2000, C3D issued a 10% Subordinate Convertible Debenture due September 24, 2001 in principal amount of $4.0 million to Sands Brothers Venture Capital Associates LLC, a limited liability company organized under the laws of New York ("Sands Brothers VC"). In connection with such issuance, C3D granted to Sands Brothers VC certain registration rights with respect to the underlying Common Stock. The issuance of the convertible debenture was made as an exempt offering under Section 4(2) of the Securities Act. In connection with such issuance, pursuant to the terms of the Warrant Agreement dated as of December 1, 1999, by and between the Company and Sands Brothers & Co. Ltd., a Delaware corporation, ("Sands Brothers") the Company issued to Sands Brothers warrants to purchase 1,050,000 shares of Common Stock at an exercise price of $3.67 per share and warrants to purchase 2,400,000 shares of Common Stock at an exercise price of $15.13 per share. Both sets of warrants expire on December 1, 2004.

         Section 4(2) Offering to Winnburn Advisory
         ------------------------------------------

         On December 24, 1999, C3D entered into an agreement to issue $1,600,000 of convertible subordinated debt to Winnburn Advisory, a corporation organized under the laws of Nevis, West Indies ("Winnburn"). In connection with such issuance, C3D granted to Winnburn certain registration rights with respect to the underlying common stock. The issuance of the convertible note was made as an exempt offering under Section 4(2) of the Securities Act.

         Section 4(2) Offering to Wilbro Nominees Limited
         ------------------------------------------------

         On November 11, 1999, C3D issued $500,000 of convertible subordinated debt to Wilbro Nominees Limited, a corporation organized under the laws of England ("Wilbro"). In connection with such issuance, C3D granted to Wilbro certain registration rights with respect to the underlying common stock. The issuance of the convertible note was made as an exempt offering under Section 4(2) of the Securities Act. The financing was arranged by Moorwood Investment Limited, a British Virgin Islands company ("Moorwood"), and in consideration therefor, Moorwood was paid a finder's fee of twenty percent of the principal amount of the convertible note (i.e. $100,000) and was granted warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $3.33 per share, provided that, among other conditions, Moorwood successfully places financing in an aggregate amount of $2,500,000. Upon the filing date of this Annual Report, Moorwood has placed only $500,000 in financings.

         Section 4(2) Offering to MBA-on-Demand, L.L.C.
         ----------------------------------------------

         On November 8, 1999, the Board of Directors of C3D authorized, pursuant to that certain Engagement Letter dated as of May 23, 1999, the issuance of 7,500 shares of Common Stock, which C3D valued at $28,750, to MBA-on-Demand, L.L.C., a Texas limited liability company, as consideration for services rendered pursuant to the Engagement Letter. In connection with such issuance, C3D granted to MBA-on-Demand, L.L.C. certain registration rights with respect to such Common Stock. C3D made the exempt offering under Section 4(2) of the Securities Act.

         Section 4(2) Offering to Individual Investor
         --------------------------------------------

         On November 1, 1999, C3D's Board of Directors authorized the issuance of 25,509 shares of Common Stock to an individual investor for a total purchase price of $125,000. In connection with such subscription, C3D paid a commission in the amount of $25,000 to Challis International Limited. C3D made the offering of the Common Stock as an exempt offering under Section 4(2) of the Securities Act.

         Section 4(2) Offering to Constellation Tech
         -------------------------------------------

         On October 1, 1999, in connection with the Acquisition, among other undertakings, C3D issued 29,250,000 shares of Common Stock to Constellation Tech as consideration for the sale of certain assets of Constellation Tech. C3D made the exempt offering under Section 4(2) of the Securities Act. See "Certain Relationships and Related Transactions."

         Section 4(2) Offering to Seattle Investments LLC
         ------------------------------------------------

         On August 10, 1999, C3D issued $1 million of convertible subordinated debt to Seattle Investments LLC, a Nevis, West Indies limited liability company organized under the laws of Nevis, West Indies ("Seattle Investments"). In connection with such issuance, C3D granted to Seattle Investments certain registration rights with respect to the underlying Common Stock. On October 22, 1999, Seattle Investments converted its 10.0% Series A Convertible Note due December 31, 1999 and related accrued interest into 608,835 shares of Common Stock. The issuance of the convertible note and the conversion were each made as an exempt offering under Section 4(2) of the Securities Act.

         Regulation S Offering to Twenty-Five Foreign Investors
         ------------------------------------------------------

         On May 7, 1999, C3D issued 1,359,765 shares of its Common Stock at an aggregate offering price of $1,813,020 to twenty-five individuals and entities then residing outside of the United States pursuant to Regulation S under the Securities Act.

         Regulation D Offering to Sixteen Individuals
         --------------------------------------------

         On March 24, 1999, C3D issued 9,375,000 shares of its Common Stock at an aggregate offering price of $250,000 to sixteen individuals and entities. C3D filed under SEC Rule 504 for an exemption from registration of those common shares under the Securities Act.

         Issuance of Stock to Messrs. Yaakov and Goldberg
         ------------------------------------------------

         As compensation for services rendered, on March 8, 1999, C3D's Board of Directors authorized the issuance of 150,000 shares of Common Stock, valued for accounting purposes at an aggregate of $200,000, to Brigadier General Itzhak Yaakov, Chairman of the Board of Directors of C3D, and 150,000 shares of Common Stock, valued for accounting purposes at an aggregate of $200,000, to Michael Goldberg, Secretary, Director of Legal Affairs, interim Chief Operating Officer and Member of the Board of Directors of C3D. The issuance of both sets of 150,000 shares occurred on December 7, 1999. Furthermore, as compensation for services rendered, the Board authorized the issuance to General Yaakov of options to purchase 300,000 shares of Common Stock and the issuance to Mr. Goldberg of options to purchase 225,000 shares of Common Stock. General Yaakov's options and Mr. Goldberg's options expire after five years. The Company made the offering of the Common Stock and options as exempt offerings under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical financial data of C3D for, and as of each of the years ended December 31, 1999, 1998 and 1997 has been derived from the Company's financial statements, including the notes thereto, which have been audited by BDO International, independent auditors. The information set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere in this Annual Report.


                                              Years Ended December 31,
                                             --------------------------        Period from
                                                                                Inception
                                                                              (September 25,
                                                                              1997) through
                                                                               December 31,
                                                 1998             1999            1997
                                             -----------      -----------     ------------
Statement of Operations Data:
Operating Expenses.......................    $ 4,497,266      $ 3,195,425      $ 2,558,894
Interest (Income) Expense................    $   305,833      $    (6,985)     $    53,851
Net Loss for the period..................    $ 4,866,687      $ 3,191,902      $ 2,612,745
Loss per common share....................    $     (0.15)     $     (6.80)     $ (4,354.57)
Weighted average number of shares
outstanding..............................     32,148,978          469,275             600


                                                            As of December 31,
                                             ---------------------------------------------
                                                 1998             1999            1997
                                             -----------      -----------     ------------
Balance Sheet Data:
  Cash and cash equivalents..............    $ 2,030,139      $   123,097      $ 2,818,719
  Working capital (deficiency)...........     (1,415,276)      (1,136,513)      (2,686,560)
  Due to related parties ................        360,711          422,790          531,067
  Due to shareholder ....................      1,316,712               --        4,152,521
  Total assets...........................      2,422,228          561,589        2,954,929
  Non-current liabilities................      2,145,449           46,825           26,345
  Stockholders' deficit..................    $(3,319,625)      $ (916,107)     $(2,612,742)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR CONSTELLATION 3D, INC.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including risk factors set forth in this Annual Report. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report.

Overview

         Constellation 3D, Inc., a Florida corporation, ("C3D") was incorporated on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the company was changed to C3D Inc. on March 24, 1999 in anticipation of a proposed transaction with Constellation 3D Technology Limited, a British Virgin Islands company, ("Constellation Tech"). As approved by the requisite number of shares at the Annual Meeting of Shareholders of C3D held on December 27, 1999, C3D Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999. On January 18, 2000, a three-for-one forward split of C3D's Common Stock took effect for shareholders of record as December 16, 1999.

         In early 1999, C3D raised approximately $2 million in capital to fund C3D's operations, which consisted primarily of management fees, consulting fees, professional fees, and general and administrative expenses. These expenses were incurred in the course of completing the due diligence review of Constellation Tech, continued financing activities, support negotiations for the acquisition between C3D and Constellation Tech, and the preparation of the Form 10.

         C3D and Constellation Tech entered into an asset purchase agreement which was completed on October 1, 1999, whereby C3D acquired from Constellation Tech substantially all liabilities and certain assets, including the following ownership interests in the following companies:

         o 99 of the 100 issued and outstanding shares of C-TriD Israel Ltd., which operates research and development facilities in Rechovot Park and Tel Aviv, Israel;

         o all of the issued and outstanding shares of TriD Store Vostok, which operates research and development facilities in Moscow, Russia;

         o the sole membership interest of Constellation Tech in TriDStore IP, L.L.C., which has had no active operations but which, commencing November 3, 1999, holds the patents and the patent applications for the Company's Fluorescent Memory Technology; and

         o all of the issued and outstanding shares of TriD SV, Inc., which has had no operations but is expected to head C3D's California operations.

         The predecessor company, Constellation Tech, commenced operations in January of 1997 through its Israeli subsidiaries, O.M.D. Optical Memory Devices Ltd. and Tridstore Ltd. Both subsidiaries were active in 1997 and 1998 and performed the initial research and development of the Company's Fluorescent Memory Technology. Neither subsidiary was acquired by C3D, because neither was active at the time C3D entered into an asset purchase agreement with Constellation Tech. On December 2, 1996, C-TriD Israel Ltd. ("C-TriD") was formed and began operations in Park Rabin, Rechovot, Israel, and the enterprise's activities in Israel started moving to it. C-TriD's main function has been the testing and ongoing development of the Company's current products, the Micro Read/Write Disk and ClearCard ROM. Research and development is expected to increase at the Israeli facility for further testing and the development of new products such as ClearCard R/W.

         In January 1999, TriD Store Vostok ("Vostok") was formed in Russia. Vostok is also conducting research and development of the Company's technology, supporting C-TriD's research and development activity because of the Russian subsidiary's talent pool and reduced labor costs.

         In February 1998, TriDStore IP, L.L.C. ("TriDStore"), a Delaware limited liability company, was formed. It has had no active operations but currently holds the patents and patent applications for the Company's Fluorescent Memory Technology. At present, TriDStore holds five U.S. patents, more than forty U.S. and foreign regular patent applications and thirteen pending provisional applications. The Company plans to continue to use TriDStore as a holding company for its patent registrations and applications.

         In August 1998, TriD SV, Inc. ("TriD SV"), a Delaware corporation, was formed. It has had no operations since its formation. It is anticipated that TriD SV will be the operating vehicle of the California operations. The General Manager of Products, Ingolf Sander, currently resides and conducts operations in Mountain View, California and expects to increase activities in California significantly when the Company's products have reached the point of commercialization. Mountain View is expected to be an ideal location for the Company, because the area has the infrastructure and talent pool for the data storage industry already in place.

         On October 1, 1999, the date on which C3D acquired certain subsidiaries of Constellation Tech, C3D had 11,109,765 shares issued and outstanding, and Constellation Tech received 29,250,000 newly issued shares. As a result of the acquisition, Constellation Tech owned approximately 72% of the Common Stock of C3D. In an instance like this, accounting principles require that the transaction be reflected in financial statements as a "reverse acquisition" where the acquired subsidiaries essentially acquire the parent. In this form of accounting, the statements are created by aggregating the accounts of the two subsidiaries, as would have been the case if Constellation Tech had retained ownership, and then adding the accounts of the parent for the relevant period when C3D and Constellation Tech came under common control. In this case, common control started immediately after the completion of the acquisition which was effective October 1, 1999.

         Also, according to proper accounting practice, in order to portray all three operating companies (i.e. C3D, Vostok and C-TriD) as if they were operating as a single entity, transactions between the three companies have been eliminated.

         For purposes of this Management Discussion and Analysis of the this Annual Report, and except where the context clearly indicates otherwise, Constellation 3D, Inc. and its wholly owned subsidiaries will be collectively called the "Company".

         The Company plans to continue its focus on research and development of its data storage technology and to develop strategic alliances, joint ventures and licensing arrangements with established companies in the data storage industry. The Company expects that its operating expenses will increase significantly during the foreseeable future as the result of its plans to:

         o increase expenditures on marketing and business development by hosting demonstrations of the Company's technology to potential strategic partners, continually obtaining information about the market size and growth parameters to update the market analysis, updating industry pricing and cost trends, enlarging the team responsible for establishing partnerships, and monitoring new technological developments in the industry. The Company expects to increase expenditures from the current levels of approximately $80,000 per month to $150,000 per month for the above activities;

         o enhance existing capabilities of products by increasing the levels of research and development expenditures and capital assets from the current levels of $300,000 per month to $600,000;

         o increase expenditures on administration to provide the overall management of the parent company as well as the subsidiaries from the current levels of $100,000 per month to $200,000 per month;

         o increase monthly expenditures on professional fees for patent registration, licensing and joint venture agreements from $100,000 per month to $150,000 per month; and

         o establish research and development facilities with initial manufacturing capabilities in the United States by hiring additional staff and transferring equipment and personnel. The Company expects such expenses to be approximately $1,000,000 over the next twelve months.

         On February 15, 2000, the Company entered into a letter of intent to acquire Reflekt Technology, Inc., a Massachusetts corporation. There is no assurance that the transaction will be consummated. It is possible that the parties to the letter of intent will agree to modify or waive one or more terms and/or conditions of the letter of intent in accordance with such letter of intent. If the acquisition is consummated, it is also possible that, by agreement of the parties, one or more terms and/or conditions of any legally binding definitive acquisition agreements will differ materially from the terms and conditions of the letter of intent.

         The Company must raise additional funds as a result of the planned significant increase in its operating expenditures and anticipates that it will require approximately $15 million in order to fund its operations over the next twelve months. The Company has sufficient working capital to support its operations through September 2000 and is in the process of negotiating for additional capital. The Company does not expect to receive revenues until the end of the fiscal year 2000 and expects to continue to incur operating losses until late in the third or fourth quarter of fiscal year 2001. The Company is currently exploring additional financing alternatives, including the possibility of private equity or debt offerings. In December 1999, the Company entered into an agreement with Sands Brothers & Co., Ltd., a Delaware corporation, pursuant to which Sands Brothers & Co., Ltd. is to raise, on a best efforts basis, a minimum of $4.0 million and a maximum of $25.0 million of financing for the Company through the issuance of the Company's capital stock. Sands Brothers & Co., Ltd. was issued warrants to purchase up to 16,050,000 shares of Common Stock at a price starting at $3.67 per share. Although the Company's existing debt securities contain no such restrictions, the signing of future convertible debt or preferred share agreements could result in restrictions being placed on dividends, interest and principle payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

         The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as data storage. These risks include, but are not limited to, rapid technological change, inability to manage growth, competition from more established companies, dependence on suppliers, internal system problems, risks relating to the Year 2000 issue, inability to obtain sufficient financing and an unproven business record.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         Our reported financial condition includes all amounts for the parent company, C3D, and our two wholly owned operating subsidiary companies, C-TriD and Vostok. Our reported earnings from operations include the combined earnings of the two subsidiaries for the full 1999 year, the earnings of the predecessor company, Constellation Tech, for the nine months ended September 30, 1999, together with the earnings of C3D after October 31, 1999, the date on which we completed the acquisition of certain assets.

         Revenue. The Company generated no revenue in the years ended December 31, 1999 and 1998.

         Research and System Development Expenses. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, and professional fees for intellectual property. The Company incurred research and development expenses of $2,413,239 for the year ended December 31, 1999 and $1,534,948 for the year ended December 31, 1998. The significant costs were payroll for staff and contractors which amounted to $1,366,002 for the year ended December 31,1999 and $965,114 for year ended December 31, 1998. The increase in payroll expenditures was due to the increase in staff levels to 54 for the year ended December 31, 1999 from 35 for the year ended December 31, 1998. Professional fees were $556,432 for patent preparation and filing for the year ended December 31, 1999 and $312,612 for the year ended December 31, 1998. The increase in patent costs was due to the expanded coverage in scope and geography of the Company's Fluorescent Memory Technology. Materials consumed amounted to $64,155 for the year ended December 31, 1999 and $139,565 for the year ended December 31, 1998. This decrease was due to the reduction of new materials required as the Company's products went from prototypes to a demonstrable product in 1999.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional services, telephone expense, travel and other general corporate expenses. General and administrative expenses were $ 2,084,027 for the year ended December 31, 1999 compared with $1,660,477 for the year ended December 31, 1998. This increase reflected the hiring of additional management, increased facilities charges and expansion of operations. Payroll expenses and management fees relating to general and administrative expenses were $466,034 in the year ended December 31, 1999 and $690,066 for the year ended December 31, 1998. The decrease was due to the reduction of a management contract from $400,000 for the year ended December 31, 1998 to $100,000 for the year ended December 31, 1999. Office and maintenance charges consisting of expenditures on rent, general maintenance, and communications were $436,903 for the year ended December 31, 1999 and $491,322 for the year ended December 31, 1998. Travel and accommodation expenses were $303,443 for the year ended December 31, 1999 and $327,355 for the year ended

December 31, 1998. Professional fees were $328,480 for the year ended December 31, 1999 and $56,180 for the year ended December 31, 1998, the majority of which were related to legal support for the Company's financing transactions and the preparation of the previously filed Registration Statement. Business development expenses were $97,635 for the year ended December 31, 1999 and $0 for the year ended December 31, 1998.

         Interest and other charges. The Company has recorded net interest expense of $305,833 for the year ended December 31, 1999 and a net interest income of $6,985 for the year ended December 31, 1998. Interest income and expense consisted of bank overdrafts, shareholder loans and subordinated convertible debt.

         Income Taxes. The Company has generated inter-company taxable income to date and therefore has paid $63,588 for the year ended December 31, 1999 and $3,462 for the year ended December 31, 1998. The taxes were incurred in the Israeli and Russian subsidiaries, C-TriD and Vostok, due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. Deferred tax assets created primarily from net operating loss carry-forwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

         As of December 31, 1999, the Company's cash position was $2,030,139 and its working capital deficit was $1,415,276 compared to a cash position of $123,097 and a working capital deficit of $1,136,513 as at December 31, 1998.

         Since inception, the Company has financed its operations from capital contributions, shareholder loans and subordinated convertible debt. During the year ended December 31, 1999, the Company received proceeds of $3,100,000 from the sale of subordinated convertible debt and $1,300,000 from shareholder loans. The capital contribution, net of financings costs, during the year amounted to $100,000.

         Net cash used in operating activities was $3,719,345 for the year ended December 31, 1999, including a net loss of $4,866,687 and an increase in payables of $618,514. Non-cash transactions involved the issuance of shares for services of $28,750 and the beneficial conversion feature on the subordinated convertible note of $125,000. The Company's current operating expenditures are approximately $600,000 per month and the Company plans to increase its operating expenditures to $1,100,000 a month in order to expand its operations. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements until late in 2001.

         The Company incurred net capital expenditures of $65,581 for the year ended December 31, 1999 and $200,197 for the year ended December 31, 1998. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

         The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. Based on its existing capital resources, the Company believes that it will be able to fund operations through September 2000. The Company's capital requirements depend on several factors, including the success and progress of research development programs, the resources devoted to developing products, the extent to which products achieve market acceptance and other factors. The Company anticipates that it will require substantial additional financing to fund its working capital requirements. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, it may not be able to continue. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

         The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $10,671,334 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. Thus, there is no assurance that the Company will be able to continue as a going concern. As a result of these factors, the Company's independent certified public accountants modified their opinion with an explanatory paragraph addressing the Company's ability to continue as a going concern.

Market Risk

         The Company expects that, like many companies, it may be exposed to some degree of market risk particularly, for its Ukrainian, Israeli and Russian operations. The Company cannot provide any assurance that future developments in each respective country will not generally have an adverse effect on the financial condition of the Company. The Company does not anticipate that it will enter into derivative transactions (e.g., foreign currency forward or option contracts) to hedge against known or forecasted market changes.

         The Company believes that it does face political risk based on having operations in the Ukraine, Israel and Russia. These countries do face political instability that could have a material adverse effect on the Company's operations, however, the Company believes that this is unlikely to occur. The Company does not possess "political risk" or other insurance to protect it against business interruption losses caused by political acts.

Year 2000 Issue

         As of March 21, 2000, the Company's management does not have any actual knowledge of any Year 2000 computer problem that has had, is having or will have a material adverse effect on the Company's financial condition.

         The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (e.g., December 31, 1999 would appears as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming would have defaulted to 01/01/1900 instead of 01/01/2000 and calculations using or reporting the date would not be correct and errors would arise. To prevent this from occurring, information systems need to be updated to ensure that they recognize the Year 2000. The Company does not anticipate any material exposure to the Year 2000 issue. As of the date of this Annual Report, the Company has not experienced any material adverse effects resulting from the arrival of January 1, 2000.

         The Company has completed its assessment of its information technology systems, as well as its non-information technology systems. The Company reasonably believes that it will not be materially adversely affected by the Year 2000.

         The Company's research records are primarily handwritten. The Company's computer hardware and software is relatively new and all have been purchased with Year 2000 computer risks in mind. The Company does not reasonably anticipate that any of its computer hardware or software will malfunction as a result of the Year 2000.

         The Company expects that its research prototypes will accurately and unambiguously display, reconfigure, interrupt and process all date codes designating the Year 2000 and beyond, including leap years. However, the Company's research prototypes may encounter a Year 2000 problem because of the interaction of a third party's product with the Company's prototypes.

         The Company is primarily relying on Year 2000 Readiness Disclosures in its assessment of its principal suppliers. After reviewing these Year 2000 Readiness Disclosures, the Company does not foresee that any of its principle suppliers will suffer Year 2000 issues. The Company has one supplier from which it purchases the raw materials needed for its research operations. The Company believes that this suppler will not face Year 2000 problems that would affect the supplier's ability to provide the materials the Company needs to continue its research operations. However, in the event the supplier is unable to fill orders to the Company as a result of a Year 2000 computer failure, the Company is prepared to utilize other suppliers to fill its orders for raw materials. As a further precaution, the Company has purchased enough raw materials to last through the first quarter of 2000.

         Finally, the Company has determined that its operations in Russia, which account for a material portion of the Company's business, may be materially adversely affected by the Year 2000 problem. The Company's concerns stem from the state of readiness of third parties, including the Russian government, and not from its own level of preparation. The Company reasonably believes that the Russian government was able to handle the possible problems that may have arisen from the Year 2000 problem and which could put at material risk the financial condition of the Company. However, it is possible that some unexpected problem may arise as a result of a Year 2000 problem and cause a material adverse impact on the Company's financial condition. The Company has put contingency plans in place to deal with a possible Year 2000 failure in Russia. These contingency plans include a complete back-up of all computer files, as well as the creation of paper copies of all computer files.

Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. Also, SOP 98-5, "Reporting the Costs of Start-up Activities" is effective for the year ended January 1, 2000. The Company does not expect the adoption of the accounting pronouncement to have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company did not hold any material market rate sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)






                                               Consolidated Financial Statements

                                 From the date of inception (September 25, 1997)
                                                       through December 31, 1999

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)


                                                                        Contents
================================================================================

 Report of Independent Certified Public Accountants....................      1

 Financial Statements

    Consolidated Balance Sheets........................................      2

    Consolidated Statements of Operations..............................      3

    Consolidated Statement of Changes in Stockholders' Deficit.........      4

    Consolidated Statements of Cash Flows..............................  5 - 6

    Notes to Consolidated Financial Statements......................... 7 - 13

Report of Independent Certified Public Accountants


Board of Directors and Stockholders of
Constellation 3D, Inc.

We have audited the accompanying consolidated balance sheets of Constellation 3D, Inc. (a development stage company) and its subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998, the period from inception (September 25, 1997) through December 31, 1997, and the period from inception (September 25, 1997) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Israel, which do not differ in any material respects from auditing standards in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Constellation 3D, Inc. (a development stage company) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the period from inception (September 25, 1997) through December 31, 1997 and the period from inception (September 25, 1997) through December 31, 1999 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has generated no operating revenue to date and will need to raise additional working capital for future development costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




BDO International
Tel-Aviv, Israel

February 22, 2000, (Except for Note 11 which is as of March 24, 2000)

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                                     Consolidated Balance Sheets

================================================================================


December 31,                                                                          1999               1998
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                      $  2,030,139      $   123,097
   Prepaid and other                                                                   150,989          171,261
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 2,181,128          294,358

Property, Plant and Equipment, net                                                     241,100          267,231
------------------------------------------------------------------------------------------------------------------

Total Assets                                                                      $  2,422,228      $   561,589
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Note payable                                                                   $    650,577      $   377,624
   Accounts payable and accrued expenses                                             1,268,404          630,457
   Due to related parties                                                              360,711          422,790
   Due to shareholder                                                                1,316,712                -
------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            3,596,404        1,430,871

Convertible Notes Payable                                                            2,105,480                -

Other Long Term Liabilities                                                             39,969           46,825
------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    5,741,853        1,477,696
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Deficit
   Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
    outstanding                                                                              -                -
   Common stock, $0.001 par value; 100,000,000 shares authorized, 41,001,609
    and 29,214,000 issued and outstanding                                               41,001           29,214
   Additional paid-in capital                                                        7,310,708        4,859,326
   Deficit accumulated during the development stage                                (10,671,334)      (5,804,647)
------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                         (3,319,625)        (916,107)
------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                       $  2,422,228      $   561,589
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                           Consolidated Statements of Operations

================================================================================

                                                                                                        Period from
                                             Cumulative Amounts                                           Inception
                                               from Inception                                          (September 25,
                                               (September 25,                 Year Ended                1997) through
                                               1997) through                 December 31,               December 31,
                                                December 31,           -------------------------       ---------------
                                                    1999                 1999             1998              1997
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                     $    5,439,894       $    2,413,239   $    1,534,948    $    1,491,707
   General, administrative and other                 4,811,691            2,084,027        1,660,477         1,067,187
-----------------------------------------------------------------------------------------------------------------------

     Total Operating Expenses                       10,251,585            4,497,266        3,195,425         2,558,894

OTHER EXPENSE (INCOME):
   Interest expense (income), net                      352,699              305,833           (6,985)           53,851
   Taxes                                                67,050               63,588            3,462                 -
-----------------------------------------------------------------------------------------------------------------------

     Net Loss                                   $  (10,671,334)      $   (4,866,687)  $   (3,191,902)   $   (2,612,745)
=======================================================================================================================


Net loss per common share - basic and
   diluted                                                           $         (.15)  $        (6.80)   $    (4,354.57)

Weighted average number of common shares
   outstanding                                                           32,148,978          469,275               600
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                     Consolidated Statements of Changes in Stockholders' Deficit


                                                                                      Common Stock
                                                                           -----------------------------------
                                                                                                                  Additional
                                                                                Shares            Amount        Paid-in Capital
-------------------------------------------------------------------------------------------------------------------------------
Constellation 3D, Inc. activities (Formerly known as Constellation 3D
   Holdings Limited):
Issuance of common stock for cash                                                    600      $         3        $          -
Net loss                                                                               -                -                   -
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                                           600                3                   -
 Issuance of common stock for cancellation of shareholders' advance,
   December 27, 1998                                                           3,749,400           39,906           4,848,631
 Recapitalization, December 27, 1998                                          25,464,000          (10,695)             10,695
 Net loss                                                                              -                -                   -
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                                    29,214,000           29,214           4,859,326

Debt settlement through the issuance of common stock, April 1, 1999               36,000               36             241,454
Common stock issued in connection with reverse acquisition, October 1,
   1999                                                                       11,109,765           11,109             942,096
Conversion of notes payable ($1.67/share), October 22, 1999                      608,835              609           1,014,116
Sale of common stock for cash, net ($4.90/share), November 1, 1999                25,509               25              99,974
Issuance of common stock for service ($3.83/share), November 8, 1999               7,500                8              28,742
Beneficial conversion discount of convertible debt                                     -                -             125,000
Net loss                                                                               -                -                   -
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                    41,001,609      $    41,001      $    7,310,708
===============================================================================================================================

(RESTUBBED TABLE)


                                                                                Deficit
                                                                              Accumulated
                                                                               During the
                                                                           Development Stage        Total
-----------------------------------------------------------------------------------------------------------------
Constellation 3D, Inc. activities (Formerly known as Constellation 3D
   Holdings Limited):
Issuance of common stock for cash                                           $            -     $            3
Net loss                                                                        (2,612,745)        (2,612,745)
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                                      (2,612,745)        (2,612,742)
Issuance of common stock for cancellation of shareholders' advance,
   December 27, 1998                                                                     -          4,888,537
Recapitalization, December 27, 1998                                                      -                  -
Net loss                                                                        (3,191,902)        (3,191,902)
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                                      (5,804,647)          (916,107)

Debt settlement through the issuance of common stock, April 1, 1999                      -            241,490
Common stock issued in connection with reverse acquisition, October 1,
   1999                                                                                  -            953,205
Conversion of notes payable ($1.67/share), October 22, 1999                              -          1,014,725
Sale of common stock for cash, net ($4.90/share), November 1, 1999                       -             99,999
Issuance of common stock for service ($3.83/share), November 8, 1999                     -             28,750
Beneficial conversion discount of convertible debt                                       -            125,000
Net loss                                                                        (4,866,687)        (4,866,687)
-----------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                                  $  (10,671,334)    $   (3,319,625)
=================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                           Consolidated Statements of Cash Flows

================================================================================

                                       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                                        Period from
                                            Cumulative Amounts                                            Inception
                                              from Inception                                           (September 25,
                                              (September 25,                 Year Ended                 1997) through
                                               1997) through                December 31,                 December 31,
                                               December 31,            -------------------------        --------------
                                                   1999                  1999             1998              1997
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                     $ (10,671,334)      $  (4,866,687)    $  (3,191,902)   $  (2,612,745)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
       Discount amortization on convertible
         debt                                         125,000             125,000                 -                -
       Depreciation and amortization                   79,363              40,438            33,129            5,796
       Issuance of common stock for services           28,750              28,750                 -                -
     Change in assets and liabilities, net of
       business acquisitions:
         Other receivable                             (58,036)            113,225          (135,214)         (36,047)
         Prepaid and other                           (107,887)           (107,887)                -                -
         Accounts payable                           1,626,595             618,514           150,343          857,738
         Other accrued expenses                       292,385             292,385                 -                -
         Accrued interest on convertible
           notes payable                               36,917              36,917                 -                -
------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities              (8,648,247)         (3,719,345)       (3,143,644)      (1,785,258)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Purchase of furniture and equipment               (452,142)           (145,986)         (200,197)        (105,959)
   Sale of furniture and equipment                     80,405              80,405                 -                -
   Cash acquired in purchase of business            1,019,413           1,019,413                 -                -
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing
  Activities                                          647,676             953,832          (200,197)        (105,959)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Net borrowings (repayments) from
     shareholder                                    1,541,490           1,541,490        (4,152,521)       4,152,521
   Issuance of common stock                         4,988,540             100,000         4,888,537                3
   Net change in other long-term debt                  39,969              (6,856)           20,480           26,345
   Net advances from related parties                  360,711             (62,079)         (108,277)         531,067
   Proceeds on borrowings on convertible
     debt                                           3,100,000           3,100,000                 -                -
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities          10,030,710           4,672,555           648,219        4,709,936
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                     2,030,139           1,907,042        (2,695,622)       2,818,719
------------------------------------------------------------------------------------------------------------------------

                                                                               5

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                           Consolidated Statements of Cash Flows

================================================================================


                                              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                        Period from
                                            Cumulative Amounts                                           Inception
                                              from Inception                                           (September 25,
                                              (September 25,                 Year Ended                1997) through
                                               1997) through                December 31,                 December 31,
                                               December 31,            -------------------------        --------------
                                                   1999                  1999             1998              1997
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, beginning of
     period                                                   -             123,097         2,818,719                -
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period          $   2,030,139       $   2,030,139     $     123,097     $  2,818,719
======================================================================================================================
Supplemental Disclosure of Cash Flow Information:
     Cash paid for taxes                          $      67,050       $      63,588     $       3,462     $          -

Non-cash Investing and Financing Activities
     Conversion of note payable                   $   1,014,725       $   1,014,725     $           -     $          -
     Net assets disposed of upon acquisition      $      66,208       $      66,208     $           -     $          -
     Stock issued in reverse acquisitions         $     953,205       $     953,205     $           -     $          -
     Debt settlement through issuance of
       common Stock                               $     241,490       $     241,490     $           -     $          -
======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================
NOTE 1:
Description of Business and Summary of Significant Accounting Policies

Operations - Constellation 3D, Inc. ("the Company"), formerly known as C3D Inc. ("C3D"), develops data storage technology products which it intends to produce and market in future periods. The Company is headquartered in New York and has operations in the United States, Israel and Russia.

The Company has two wholly owned operating subsidiaries. C-TriD Israel Ltd. is an Israeli company formed on December 2, 1996. JSC TriD Vostok is a Russian company formed on January 15, 1999.

Business Form and Organization - On October 1, 1999, C3D completed an asset purchase agreement and acquired substantially all the operations of Constellation 3D Technology Limited ("Constellation Tech") for a total consideration of 29,250,000 shares of the Company's $.001 par value common stock, and assumption of substantially all liabilities and obligations of Constellation Tech. The asset purchase agreement also provided for the cancellation of 2,925,000 shares of treasury stock.

The acquisition of Constellation Tech was treated as a reverse acquisition whereby C3D was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost bases. The results of operations include that of both companies from the date of acquisition forward. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. As the transaction is a reverse acquisition with a public shell, no pro forma information related to this transaction is provided. The equity section of the balance sheet and the earnings per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement.

The Company declared a three-for-one split of its common stock outstanding on December 16, 1999. The effective date of the split was January 18, 2000. All per share information in the Company's financial statements has been adjusted to reflect the stock split.

The Company amended its Articles of Incorporation on December 27, 1999. The amendment allowed for an increase in the number of shares authorized from 50,000,000 shares to 100,000,000 shares of common stock ($.001 par value). In addition, the Company is authorized to issue 10,000,000 shares of preferred stock (no par value).

On December 29, 1999, the Company changed its name from C3D Inc. to Constellation 3D, Inc.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================


NOTE 1:
Description of Business and Summary of Policies (continued)

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its subsidiaries after elimination of intercompany balances and transactions.

Cash and Cash Equivalents - For the purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are computed utilizing straight-line and accelerated methods over estimated useful lives ranging from three to seven years.

Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and their tax basis using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided when management determines that the realization of deferred tax assets fails to meet the more likely than not standard imposed by SFAS 109.

Fair Value of Financial Instruments - Carrying amounts reported in the balance sheet for cash and cash equivalents, other receivable, accounts payable, other accrued expenses, and due to related parties and shareholders approximate fair value because of their immediate or short-term nature. The fair value of long-term debt and convertible debt approximates their carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

Revenue Recognition -The Company is conducting research and development activities to develop new multi-layer data storage media and currently has no operating revenues. It is the intent of this company to enter into strategic alliances to license its technology to its strategic partners.

Research and Development - Costs will be expensed as incurred until technological feasibility has been obtained, product design has been completed and a working model has been developed and tested.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================


NOTE 1:
Description of Business and Summary of Policies (continued)


Foreign Currency Translation - The financial statements of the subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"), as applied to highly inflationary economies. Under SFAS 52, revenues, costs, capital and non-monetary assets and liabilities are translated at historical exchange rates prevailing on the transaction date. Translation gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are not material to the consolidated operations of the Company.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

Net Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. As of December 31, 1999, the Company had outstanding options to purchase 525,000 shares of common stock, which were not included in the calculation of loss per share, as their effect was anti-dilutive. All per share information has been adjusted to reflect the three-for-one stock split declared on December 16, 1999.

Accounting Estimates - The Company's financial statements are prepared in conformity with generally accepted accounting principles of the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications - Certain reclassifications have been made to the prior year's financial statement amounts to conform to the current year's presentation.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================


NOTE 2:
Development Stage Operations

The Company has been in the development stage since its inception. It has had no operating revenues to date, has accumulated losses of $10,671,334, and will require additional working capital to complete its business development activities and generate revenues adequate to cover operating and further development expenses. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

The Company believes it can raise adequate working capital through future sales of its common stock or subordinated debt in private placement transactions. However, there can be no assurance that the Company will be successful in its efforts to raise these funds.

The financial statements do not contain any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3:
Property, Plant and Equipment

Property, plant and equipment consists of the following:

December 31                                         1999               1998
------------------------------------------------------------------------------
Property, plant and equipment               $     291,236       $     306,156

Less accumulated depreciation                      50,136              38,925
------------------------------------------------------------------------------

Property, plant and equipment, net          $     241,100       $     267,231
==============================================================================

NOTE 4:
Note Payable

The Company entered into a short-term unsecured loan agreement with Formula Ventures, Ltd. in 1997 for $270,000. The agreement was amended on October 15, 1998, increasing the facility to $600,000. The loan is payable upon demand and bears interest at LIBOR +3% (8.3% at December 31, 1999).

NOTE 5:
Convertible Notes Payable

Long-term obligations consist of the following:

December 31                                             1999            1998
-------------------------------------------------------------------------------
Convertible note payable, interest at 8%, due
October 31, 2001                                 $     505,480    $           -
Convertible note payable, interest at 8%, due
October 31, 2001                                     1,600,000                -
-------------------------------------------------------------------------------

Convertible notes payable                        $   2,105,480    $           -
===============================================================================

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================


NOTE 5:
Convertible Notes Payable (continued)

On November 11, 1999, the Company issued $500,000 of convertible subordinated debt to Wilbro Nominee Limited. The note is due October 31, 2001 with interest at the rate of 8% per annum. The note is convertible into common stock at a price equal to 80% of the average posted price for the 20 days preceding the conversion date, beginning May 11, 2000. The quoted price for the Company's stock on November 11, 1999 was $7.67, resulting in a deemed beneficial conversion feature and discount of approximately $125,000, which was recorded as an increase to additional paid-in capital and interest expense.

On December 24, 1999, the Company issued $1.6 million of convertible subordinated debt to Winnburn Advisory. The note is due October 31, 2001 with interest at the rate of 8% per annum. The note could be converted immediately into common stock at the greater of $16.67 per common share or the average posted price for the Company's common stock for the 20 days preceding the conversion date.

NOTE 6:
Income Taxes

At December 31, 1999, the Company has net deferred tax assets of $519,000 available to offset future US source income and $880,000 to offset future Israeli source income, primarily due to net operating loss carry forwards, which begin to expire in 2018. A 100% valuation allowance has been recorded against the deferred tax asset as management has yet to establish that recovery of this asset is more likely than not.

The Company recognized tax expense of $63,588 and $3,462 for 1999 and 1998, respectively. Russian and Israeli tax legislation requires taxes be paid on cash receipts.

NOTE 7:
Related Party Transactions

The Company retained all key employees under informal consulting agreements during the year ended December 31, 1999. These agreements may be cancelled at any time. The expense of these agreements totaled $437,500 for the year ended December 31, 1999. As of year-end, due to related parties included $190,000 of unpaid expenses under those consulting agreements.

The Company assumed amounts due to a related party for $164,385 at the time of acquisition. There is no maturity date or interest bearing on this debt.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================


NOTE 7:
Related Party Transactions (continued)

The Company borrowed $1.3 million from an existing shareholder, and issued a $300,000 promissory note on October 29, 1999 and a $1 million note on November 18, 1999. Both notes are unsecured, bear interest at 10% per annum, and mature on the earlier date of July 31, 2000 or consummation of various levels of financing transactions.


NOTE 8:
Stock Grants Stock Options And Warrants

On March 8, 1999, certain board members were granted options to purchase up to 525,000 shares of the Company's common stock at $1.33 per share. These options will vest immediately, and expire in 2004. At December 31, 1999, these 525,000 options remain outstanding. No expense was recognized upon granting of the options as the strike price was equal to the estimated market price, as evidenced by the sale of 1,359,765 shares of common stock to unrelated third parties completed on March 15, 1999 but not issued until May 15, 1999.

On November 10, 1999, the Company approved the issuance of warrants to purchase 300,000 shares of common stock at a price of $3.33 per share to an investment banker, subject to certain terms and conditions, including successful placement of $2.5 million convertible subordinated debt. As at December 31, 1999, $500,000 has been completed.

The pro forma information required by FAS 123 was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following assumptions: Risk free interest rate of 5.84%, expected volatility of 192%, expected life of 60 months, and no expected dividend. Pro forma net loss and loss per share for the year ended December 31, 1999 is $5,547,700 and $0.17 respectively.

NOTE 9:
Commitments and Contingencies

The shareholders approved the 1999 stock option plan ("the Plan") on December 27, 1999. The Plan allows the Company to grant stock options to officers, other key employees, directors and other important consultants at prices not less than fair market value at date of grant. A maximum of 4,617,540 shares were approved to be issued under the Plan. There were no options under this plan outstanding at December 31, 1999.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================

NOTE 10:
Operating Leases

The Company has entered into operating lease agreements for buildings used for office space and research activities. The leases expire on various dates through 2001. Future minimum lease payments approximate $166,000 in 2000 and $20,000 in 2001. Rent expense was approximately $160,000 and $116,800 for the years ended December 31, 1999 and 1998, respectively.

NOTE 11:
Subsequent Events

On February 8, 2000, the Company formed Constellation 3D Trust LLC, a Delaware limited liability Company. The Company then issued 2,500,000 shares of common Stock to Constellation 3D Trust LLC (the "Trust") as a capital contribution. Constellation 3D Trust LLC intends to use the shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital.

On February 15, 2000, the Company entered into a letter of intent to acquire Reflekt Technology, Inc. ("Reflekt") of Concord, Massachusetts in exchange for common stock of the Company and assumption of certain liabilities. Reflekt is an advanced research and development company that designs, patents and sells leading edge replication equipment to the global optical industry.

On March 24, 2000, the Company issued $4,000,000 of convertible subordinated debt to Sand Brothers Venture Capital Associates LLC. The note is due on September 24, 2001 with interest at rate of 10 % per annum. Interest shall be payable in semi-annual installments on September 24, 2000 and March 24, 2001. The note could be converted immediately into common stock at a price at $17.65 per common share. Additionally, Sands Brothers was granted warrants to purchase 1,050,000 shares of the Company's common stock at $3.67 per share, in accordance with the investment banking agreement dated December 1, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Barry L. Friedman, P.C., Certified Public Accountant previously served as auditor for C3D. He resigned as the auditor on October 19, 1999 due to C3D's quotation on the NASD's Over-the-Counter Bulletin Board service. BDO International was appointed as auditor for C3D and its subsidiaries. There have not been any disagreements with Mr. Friedman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. Within C3D's past two fiscal years and any subsequent interim periods preceding his resignation, Mr. Friedman has not issued a report containing an adverse disclaimer or qualified opinion concerning C3D or any of its subsidiaries.

         During C3D's two most recent fiscal years, and the subsequent interim period prior to engaging BDO International, neither C3D nor someone on its behalf consulted BDO International regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the types of audit opinion that might be rendered on C3D's financial statements, and neither a written report was provided to C3D nor oral advice provided that BDO International concluded was an important factor considered by C3D in reaching a decision as to an accounting auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(iv) of SEC Regulation S-K and the instructions related to that item) or a reportable event (as described in Item 304(a)(1)(v) of SEC Regulation S-K).


                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF C3D


                       Name:                         Age:                        Position:
------------------------------------------------     ----   -------------------------------------------------
Brigadier General Itzhak Yaakov.................      73    Chairman of the Board of Directors

Professor Eugene Levich.........................      51    President, Chief Executive Officer and Member of
                                                            Board of Directors

Michael Goldberg................................      50    Secretary, Director of Legal Affairs, Chief
                                                            Operating Officer (interim) and Member of Board of
                                                            Directors

Lev Zaidenberg..................................      45    Member of Board of Directors

Leonardo Berezowsky.............................      42    Senior Vice President of Finance and Chief
                                                            Financial Officer

Ronen Yaffe.....................................      29    Treasurer

Professor Sergey A. Magnitskii..................      44    Chief Scientist

Professor Jacob Malkin..........................      49    Chief Chemist

Professor Mark Alperovich.......................      61    General Manager, Chemical Division

Dr. Ingolf Sander...............................      49    General Manager of Products

Directors and Executive Officers

         Brigadier General Itzhak Yaakov serves as Chairman of the Board of Directors of C3D. He was elected Chairman of the Board of Directors of C3D effective April 19, 1999. He graduated from the Israeli Institute of Technology as a Mechanical Engineer in 1953 and from the Massachusetts Institute of Technology in 1963 with a M.Sc. in Industrial Management. During his last 10 years of military service, he was Chief of Defense Research and Development for the State of Israel, and after retirement, was appointed Chief Scientist of the Ministry of Industry and Trade of Israel. He was the first Chairman of the U.S.-Israeli Bi-national Industrial R&D Fund and Chairman of the Israeli Standard Institute. Since 1979, he has been a private businessman and a partner in the formation of several high-tech start-up companies in the field of electronics, telecommunications, robotics, electro-optics and medical equipment. He has been the sole owner of Yakov Consultants since 1985. From 1990 to the present, he has been a partner in Goncharoff Inc., engaged in trading in Russia. From 1995 to the present, he has been a partner in Tecnomatix NV, Belgium, which manufactures medical machines. His academic activity has included lecturing at the Hebrew University of Jerusalem and a professorship at Ben Gurion University in the Negev, as well as lecturing in several seminars and publishing several papers. He served as consultant to international organizations such as the Korean Technology Development Corporation, the World Bank, the International Financial Corporation, the Organization of American States and the United States Department of Commerce, as well as the governments of Taiwan, Venezuela, Singapore, Peru and Chile. He published several papers and a book about innovation and the management of R&D.

         Professor Eugene Levich serves as President, Chief Executive Officer and Member of the Board of Directors of C3D. He was appointed President and Chief Executive Officer of C3D effective April 19, 1999. He was elected as a member of the Board of Directors of C3D effective April 19, 1999. Professor Levich received a M.Sc. in Physics from Moscow University in 1968 and a Ph.D. in Theoretical Physics from the Landau Institute in 1970. He has served in varying academic capacities at a range of research institutions, including Harvard University (as Visiting Fellow); Oxford University (Magdalene College) (three times as Senior Visiting Fellow at the Department of Theoretical Physics); City University of New York (as Professor at the Faculties of Physics and Engineering); the Weizman Institute of Sciences (as Associate Professor at the Department of Nuclear Physics); and Tel-Aviv University Faculty of Engineering (as Visiting Professor). Since 1990, Professor Levich has been working as a chief scientist and partner in high technology industries and has authored over 28 patents. He has published over 90 papers in the fields of astrophysics, plasma turbulence and chaos, nonlinear phenomena in optics and turbulence in fluids. His most recent scientific contribution in the field of turbulence control was in cooperation with Professor D. ter Haar (Professor Emeritus of Oxford University), entitled "The Origin of Coherence in Turbulence."

         Michael Goldberg serves as Secretary, Director of Legal Affairs, interim Chief Operating Officer and Member of the Board of Directors of C3D. He was appointed Secretary of C3D effective August 9, 1999, Director of Legal Affairs of C3D effective March 8, 1999 and interim Chief Operating Officer effective February 3, 2000. He was elected as a member of the Board of Directors of C3D effective April 19, 1999. Mr. Goldberg graduated as Asper Fellow from the University of Maryland Law School in 1974. Upon graduation from law school, he worked within the Criminal Division of the United States Attorney's Office in Washington, DC. He interned on security cases at the Department of Justice such as the Watergate case. He was the Assistant District Attorney in the City of Philadelphia, Commonwealth of Pennsylvania, covering narcotics, homicide and major trials. From 1978 to 1986, he was in private practice. Presently, he serves as Chairman and Chief Executive Officer of Rx Medical Services and as an advisor to private clients. On average, Mr. Goldberg spends no less than thirty-five (35) hours per week devoted exclusively to the affairs of the Company.

         Lev Zaidenberg serves as a Member of the Board of Directors of C3D. He was elected as a member of the Board of Directors of C3D on April 19, 1999. Mr. Zaidenberg received a B.Sc. in Applied Mathematics and a M.Sc. in Information Systems and Business Administration from Tel-Aviv University. From 1988 to 1994, he was a partner and executive at DCL Systems Engineering Ltd., responsible for the development of computer products for molecular modeling and financial trading. From 1984 to 1988, he served as Vice President of IET Ltd., leading the development and marketing of advanced expert systems for Computer Aided Design/Computer Aided Manufacturing, image processing, satellite data interpretation, military command and control, resource allocation and associated business applications. Since 1984, he has served as a consultant to the Israeli Defense Forces in computer auditing and security. Mr. Zaidenberg is Chief Executive Officer and President of Mutek Solutions, a software company with headquarters in Israel and subsidiaries in the United States and Germany.

         Leonardo Berezowsky serves as Senior Vice President of Finance and Chief Financial Officer of C3D. He was appointed Senior Vice President of Finance and Chief Financial Officer effective November 5, 1999. Mr. Berezowsky received a B.A in Economics in 1980, a B.A. in Computer Sciences in 1981 and an M.A. in Economics in 1982 from the Hebrew University in Jerusalem. During the years 1980 to 1983, he served as Lecturer Assistant at that institution. During the years 1981 to 1983, he worked in software development. During the years 1984 to 1986, he served as Systems and Financial manager in Pelanar SA (Argentina), a company involved in industrial and exporting activities. From 1986 to 1987, Mr. Berezowsky served as consultant for international projects for that company. From 1987 to 1994, he worked as Chief Financial Officer of a company engaged in research and development in the energy field. Since 1995, he has served as Chief Operational Officer of Constellation Group, a high tech entrepreneurship company, mainly in the computer field. Since 1996, he has served as Chief Operating Officer of Mutek Solutions Ltd., a software company with headquarters in Israel and subsidiaries in the United States and Germany, and as director of Mutek Solutions Inc., a company related to Mutek Solutions Ltd. On average, Mr. Berezowsky spends no less than forty (40) hours per week devoted exclusively to the affairs of the Company.

         Ronen Yaffe serves as Treasurer of C3D. He was appointed Treasurer effective November 5, 1999. From 1994 to 1998, he was a Manager for Deloitte Touche Tohmatsu International Israel Ltd., where he oversaw the audit of Israeli high-tech public and private companies and advised such companies regarding Enterprise Resource Providers. He also led the process of integrating Deloitte Touche's accounting software into Deloitte Touche's Israeli operations. In August 1996, he graduated from The School of Business Administration at the College of Management located in Tel Aviv, Israel. In 1998, he became a Certified Public Accountant.

Significant Employees

         Professor Sergey A. Magnitskii serves as General Manager of Lasers and Electronics of C3D. Mr. Magnitskii received a Dr. Sci. in Physics from Moscow State University. From 1975 to 1976, he developed technologies in quantum electronics under thermo-nuclear fusion with Nobel Prize winner N. Basov. In 1976, he worked with the founder of nonlinear optics, academician Rem Khokhlov, to research experimental laser and nonlinear spectroscopy. He was a Professor of the Physics Department of Moscow State University and of the International Laser Center at Moscow State University. He has authored over 100 papers in international journals and has given 39 papers and 25 presentations at international conferences in the last three years.

         Professor Jacob Malkin serves as General Manager of the Chemical Division. Professor Malkin received a Ph.D. from Moscow State University in 1972. At the age of 22, he was recruited as a chemist by the Institute of Chemical Physics of the Russian Academy of Sciences (formerly USSR Academy of

Sciences) where he collaborated with chemist academician N.M. Emanuel on the development of new photo-chromic systems based on polymer materials. He received a Ph.D. from the Syemenov Institute of Chemical Physics in 1976. He was a Professor of Chemical Physics in 1985. He was a Professor of Physical Chemistry at Moscow Lomonosov Institute until 1989. He was elected Gastella Fellow at the Weizmann Institute of Sciences in 1990 for photo-dynamic therapy. For the study of photo-dissociation in molecular beams, he received grants for 5 years from the U.S.-Israel Binational Fund and was Visiting Fellow at Heriott-Watt University (Edinburgh) in 1990, and he received a British Royal Society Award for this work. From 1991 to 1992, he was a Visiting Professor at the University of California, where he (together with Prof. P. Rentzepis) formulated basic principles for the applications of photo-chromic substances to three-dimensional memory devices based on the process of two-photon absorption. He was a Visiting Professor at the Imperial College (London) from 1994 to 1995. He has over 16 years of experience in the fields of photochemistry and spectroscopy with over 60 publications, including a theory of photo-dissociation of organic compounds. He authored the Computerized Encyclopedia of Photochemistry and Photobiology in 6 volumes.

         Professor Mark Alperovich serves as Chief Chemist of C3D. He received a Ph.D in chemistry from Moscow State University. C3D considers Professor Alperovich to be a world authority in photo-chemistry. He has developed key chemical substances for memory storage for ROM and R/W. He has authored and/or published a number of papers, patents and other scientific contributions. C3D considers Professor Alperovich to be one of the world leading experts and developers of dyes and photochromic substances.

         Dr. Ingolf Sander serves as General Manager of Products of C3D. He received a Ph. D. in Physics at Hamburg University. In 1984, he served as Director of Optical Disk Drive Research and Development for Verbatim-Kodak in Sunnyvale, California, where he headed a team of forty optical, electrical, mechanical, and software engineers from the product development phase to the commercial application of the world's first 3.5" Magnetic Optical drive. He was appointed Group Director to research holographic storage and R/W for CD editing. He developed a two-inch MO drive in a co-development with Philips Data Systems for personal computer application and optical scanner for three-dimensional characterization of surfaces. In 1995, he became a Vice President of Optitek in Mountain View, California, where he oversaw the development of holographic storage and fast image processing in the field of image registration, remapping, and Viterbi decoding. During the period from 1989 to 1995, he was Founder, President and Chief Executive Officer of LaserByte, in Sunnyvale, California, a joint venture with Hyundai to develop optical disk drives. He developed a methodology to improve read channel reliability and data throughput and set up a laboratory to investigate the use of drives for document storage and multi-media applications. In 1975, he worked at Philips Research Lab in Hamburg, then West Germany. He has authored 12 patents in the field of optical and magneto-optical memory.

Board of Directors

         All holders of C3D Common Stock generally may vote in the election of directors. The terms of all directors expire at the next annual shareholders' meeting following their election. The term of a director elected to fill a vacancy expires at the next shareholders' meeting at which directors are elected. C3D's Bylaws provide that annual meetings of shareholders will be held on such date and at such time fixed, from time to time, by the Board of Directors (provided that there will be an annual meeting held every calendar year at which the shareholders will elect a Board of Directors and transact such other business as may properly be brought before the meeting).

         The Board of Directors has two committees, the Compensation Committee and the Audit Committee. The Compensation Committee, which consists of two directors: (1) reviews and recommends each year to the Board of Directors the form and amount of compensation to be received by executive officers of C3D; (2) initiates, at its discretion, investigations within the parameters of the foregoing responsibilities and for that purpose retains outside legal counsel, or any other such experts as it shall deem appropriate; and (3) reports to the entire Board of Directors at such time as the Compensation Committee determines, but not less than once each year. Each member of the Compensation Committee must be nominated by a Board member and elected by a majority of the Board of Directors. Each member of the Compensation Committee serves for a term of one year and until the member's successor has been duly elected and qualified, except in the event of any early resignation or removal. The current members of the Compensation Committee are Michael Goldberg and Lev Zaidenberg, who were elected effective June 17, 1999.

         The Audit Committee, which consists of two directors: (1) recommends accountants to C3D to audit the financial statements of C3D and its consolidated subsidiaries and to review the fees charged for such audits or for special engagements given to such accounts; (2) meets with the independent accountants, Chief Executive Officer and any other executives of the Company as the Audit Committee deems appropriate at such times as the Audit Committee determines to review (a) the scope of the audit plan, (b) the Company's financial statements,
(c) the results of external and internal audits, (d) the effectiveness of the Company's system of internal controls, (e) any limitations imposed by Company personnel on the independent public accountants and (f) such other matters by the Audit Committee deems appropriate; and (3) reports to the entire Board of Directors at such time as the Audit Committee determines but not less than once each year. Each member of the Audit Committee must be nominated by a Board member and elected by a majority of the Board of Directors. Each member of the Audit Committee serves for a term of one year and until the member's successor has been duly elected and qualified, except in the event of any early resignation or removal. The current members of the Audit Committee are Michael Goldberg and Lev Zaidenberg, who were elected effective June 17, 1999.

         None of C3D's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of C3D. There is no relationship by blood, marriage or adoption not more remote than first cousin between any director, executive officer, or person nominated or chosen by C3D to become a director or executive officer.

         Section 16(a) Beneficial Ownership Reporting Compliance
         -------------------------------------------------------

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant pursuant to Rule 16a-3(e) of the U.S. Securities Exchange Act of 1934, as amended, (the "Exchange Act") during its most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in
(b)(2)(i) of Item 405 of Regulation SK of the Exchange Act, there was no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant pursuant to section 12 of the Exchange Act, or any other person subject to section 16 of the Exchange Act with respect to the registrant because of the requirements of section 30 of the Investment Company Act or section 17 of the Public Utility Holding Company Act that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

         Except for Eugene Levich, the Chief Executive Officer, President and Chief Operating Officer of C3D, no executive officer of C3D had, as an executive officer of C3D, a total annual salary and bonus exceeding $100,000 for fiscal year 1999. There is no additional individual who would have been one of C3D's four other most highly compensated executive officers had he served as an executive officer through the end of fiscal year 1999.

                           Summary Compensation Table

                                                Annual Compensation                   Long Term Compensation
                                      -------------------------------------------  ----------------------------
                                                                     Other Annual  Securities
                                      Fiscal                         Compensation  Underlying      All other
     Name and Principal Position       Year    Salary ($)   Bonus($)     ($)       Options (#)    Compensation
---------------------------------------------------------------------------------------------------------------
Professor Eugene Levich,               1999     $105,000     --             --        --             --
Chief Executive Officer
                                       1998      $65,000     --        $20,000 (1)    --             --
                                               (approx.)               (approx.)
                                       1997      $65,000     --        $20,000 (1)    --             --
                                               (approx.)               (approx.)

-----------------------------
(1) Until the end of 1998, Professor Levich was not directly compensated by Constellation Tech, Constellation Holdings or C3D for his position as Chief Executive Officer. However, in 1998 and 1997, Constellation Holdings paid management fees to Constellation Memory Division, a Nevis company ("CMD"), which transferred, among other amounts, approximately $85,000 to Memde Israel Ltd., an Israeli company related to CMD ("Memde"). This $85,000 was paid by Memde as compensation, including non-salary and non-bonus compensation, to Professor Levich, who was then a principal and the president of Memde.

         As of March 21, 2000, no executive officer of C3D has held any stock appreciation rights with respect to the stock of C3D. Furthermore, as of March 21, 2000, no named executive officer of C3D (as defined in SEC Regulation S-K
Item 402(a)(3)) has held any stock options with respect to the stock of C3D. The authorization and/or granting of stock options to directors of C3D and to other executive officers of C3D is discussed elsewhere in this Annual Report.

         On December 17, 1999, C3D's Board of Directors approved a three-for-one forward split of its Common Stock for those shareholders of record as of December 16, 1999. The adjustment of the price per share of the Common Stock that resulted from such forward split took effect on January 18, 2000 and before trading of the Common Stock began on January 18, 2000.

         On December 27, 1999, at the Annual Meeting of Shareholders of C3D, the necessary number of votes of C3D's shareholders approved and adopted a 1999 Stock Option Plan (the "Plan"). The purpose of the Plan is to provide additional incentive to officers, other key employees, and directors of, and important consultants to C3D and each present or future parent or subsidiary corporation, by encouraging them to invest in shares of Common Stock and thereby acquire a proprietary interest in C3D and an increased personal interest in the Company's continued success and progress.

         All officers and key employees of C3D and of any present or future C3D parent or subsidiary corporation are eligible to receive an option or options under the Plan. All directors of, and important consultants to, C3D and of any present or future C3D parent or subsidiary corporation would also be eligible to receive an option or options under the Plan. The individuals who would, in fact, receive an option or options would be selected by the Company's Compensation Committee, in its sole discretion, except as otherwise specified in the Plan. Options issued pursuant to the Plan would be either incentive stock options or non-qualified stock options, as determined by the Compensation Committee.

         In response to the three-for-one forward split of the Common Stock that took effect on January 8, 2000, the aggregate number of shares of Common Stock which may be issued under the Plan has been increased by C3D's Board of Directors to 4,617,540. Notwithstanding the foregoing, in the event of any change in the outstanding shares of the Common Stock of C3D by reason of a stock dividend, stock split, combination of shares, recapitalization, merger, consolidation, transfer of assets, reorganization, conversion or what C3D's Board of Directors or C3D's Compensation Committee deems in its sole discretion to be similar circumstances, the aggregate number and kind of shares which may be issued under the Plan will be appropriately adjusted in a manner determined in the sole discretion of the Board of Directors or Compensation Committee of C3D. Reacquired shares of C3D's Common Stock, as well as unissued shares, may be used for the purpose of the Plan. Common Stock of C3D subject to options which have terminated unexercised, either in whole or in part, will be available for future options granted under the Plan.

         As of March 21, 2000, C3D has no long-term incentive plan or pension plan.

Director Compensation

         THE AMOUNTS OF THE SHARES OR OPTIONS ISSUED OR GRANTED PRIOR TO JANUARY 18, 2000 AND MENTIONED IN THIS DISCUSSION OF DIRECTOR COMPENSATION HAVE BEEN ADJUSTED DUE TO THE THREE-FOR-ONE FORWARD SPLIT OF C3D'S COMMON STOCK THAT TOOK EFFECT JANUARY 18, 2000.

         For services rendered by General Yaakov as director of C3D, starting July 1999, Yakov Consultants, of which General Yaakov is the sole owner, is to receive a monthly fee of $5,000 until C3D receives an investment of $2 million, and thereafter, $10,000 per month. There is no written contract for this compensation. In addition, for services rendered on March 8, 1999, the Board of Directors of C3D authorized the issuance of 150,000 shares of Common Stock and 300,000 options to purchase Common Stock at an exercise price of $1.33 per share and an exercise period of five (5) years to General Yaakov. The issuance of the 150,000 shares occurred on December 7, 1999.

         For services rendered by Michael Goldberg as Director of C3D, on March 8, 1999, the Board of Directors of C3D authorized the issuance of 150,000 shares of Common Stock and 225,000 options to purchase Common Stock at an exercise price of $1.33 per share and for an exercise period of five (5) years to Michael Goldberg. The issuance of the 150,000 shares occurred on December 7, 1999.

         On December 27, 1999, at the Annual Meeting of Shareholders of C3D, the necessary number of votes of C3D shareholders approved and adopted a 1999 Stock Option Plan. The purpose of the Plan is to provide additional incentive to officers, other key employees, and directors of, and important consultants to C3D and each present or future parent or subsidiary corporation, by encouraging them to invest in shares of Common Stock and thereby acquire a proprietary interest in C3D and an increased personal interest in C3D's continued success and progress. Further details of the Plan are provided above in the "Executive Compensation" section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 27, 2000, excluding any exercise of options or conversion of convertible securities, there were 46,501,609 shares of Common Stock issued and outstanding, including the 5,500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by C3D. THESE FIGURES, THE FIGURES SET FORTH IN THE FOLLOWING TABLE AND THE FOOTNOTES TO THAT TABLE REFLECT THE ADJUSTMENT IN PRICE PER SHARE RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000. The following table sets forth the beneficial ownership of the Common Stock as of March 27, 2000 by each person known by C3D to own beneficially more than five percent (5%) of the issued and outstanding Common Stock, each of C3D's directors, each of C3D's named executive officers (as defined in SEC Regulation S-K Item 402(a)(3)), and those directors and named executive officers as a group.

         Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person or entity, subject to the information set forth in the footnotes to the table below. The securities beneficially owned by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, a spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within sixty (60) days after March 27, 2000. The same shares may be beneficially owned by more than one person. Beneficial ownership may be disclaimed as to certain of the securities.

                                                                     Number of Shares
                                                                       Beneficially
                     Name of Beneficial Owner                              Owned              Percent
------------------------------------------------------------------   ------------------       -------
Constellation 3D Technology Limited (2)
235 West 76th Street, Suite 8D, New York, New York  10023.........      29,250,000 (2)          62.9%

Rapids Trust Limited (2)
56 Mazah Street, Tel Aviv, Israel 55905...........................      29,250,000 (2)          62.9%

United European Enterprises (2)
56 Mazah Street, Tel Aviv, Israel 55905...........................      29,250,000 (2)          62.9%

Constellation Group Investments Inc. (2)
c/o Euro-American Trust and Management Services Limited
P.O. Box 3161
Road Town, Tortola, British Virgin Islands........................      29,250,000 (2)          62.9%

Markus Banzer (2)
Gr. Bongert 9
Triesen, Liechtenstein............................................      29,250,000 (2)          62.9%

Hubert Buchel (2)
Salums 63
Gamprin, Liechtenstein............................................      29,250,000 (2)          62.9%

Criterion Treuunternehmen reg., (2)
Austr. 49
Vaduz, Liechtenstein..............................................      29,250,000 (2)          62.9%

Constellation 3D Trust LLC (1) ...................................       5,500,000 (3)          11.8%

Sands Brothers & Co., Ltd. (10) ...................................      3,450,000 (10)          6.9%
90 Park Avenue
New York, NY 10016

Brigadier General Itzhak Yaakov...................................         450,000 (4)           *

Professor Eugene Levich (1).......................................      29,250,000 (5)          62.9%

Lev Zaidenberg (1)................................................      29,250,000 (6)          62.9%

Leonardo Berezowsky (1)...........................................      29,250,000 (7)          62.9%

Michael Goldberg..................................................         375,000 (8)           *

All directors and executive officers as a group...................      30,075,000 (9)          64.7%

-----------------------------
 *  Less than one percent but greater than zero percent.

(1) The business address of such person or entity is 230 Park Avenue, Suite 453, New York, New York 10169.

(2) Constellation 3D Technology Limited, a British Virgin Islands company, directly owns 29,250,000 shares of Common Stock of C3D. United European Enterprises, a Nevis company, owns approximately 52.5% of the voting shares of Constellation 3D Technology Limited and, through its instructions to Rapids Trusts Limited, an Israeli trust, thereby controls how Constellation 3D Technology Limited votes and invests its 29,250,000 shares of C3D. Constellation Group Investments Inc., a British Virgin Islands company, directly owns approximately 54.8% of the voting shares of United European Enterprises and thereby indirectly controls how Constellation 3D Technology Limited votes and invests its 29,250,000 shares of C3D. Markus Banzer, Hubert Buchel and Criterion Treuunternehmen reg., as the sole three trustees of the Alex-L Foundation, the Lion & Heart Foundation and Lediligi, three Liechtenstein trusts, have, through those trusts, complete ownership of all of the voting shares of Constellation Group Investments Inc. and thereby indirectly control how Constellation 3D Technology Limited votes and invests its 29,250,000 shares of C3D. No individual, trust or business entity controls the three trustees. Upon the death or disability of a trustee, the remaining trustee(s) choose his or her replacement. Upon the death or disability of all trustees before any living and able replacement is chosen, a court of Liechtenstein chooses their replacements.

(3) On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by C3D. C3D then issued 2,500,000 (Two Million Five Hundred Thousand) shares of Common Stock and then another 3,000,000 (Three Million) shares of Common Stock to Constellation 3D Trust LLC as a capital contribution. Constellation 3D Trust LLC intends to use the 5,500,000 (Five Million Five Hundred Thousand) shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital.

(4) Represents 150,000 shares of Common Stock issued and outstanding and 300,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days of March 27, 2000.

(5) Professor Levich is a director and the Chief Executive Officer and President of C3D and a director and/or executive officer of Constellation 3D Technology Limited, United European Enterprises and/or Constellation Group Investments Inc. Certain members of Professor Levich's family are among the beneficiaries of the Alex-L Foundation. See footnote (2).

(6) Mr. Zaidenberg is a director of C3D and a director and/or executive officer of Constellation 3D Technology Limited, United European Enterprises and/or Constellation Group Investments Inc. Certain members of Mr. Zaidenberg's family are among the beneficiaries of the Lion & Heart Foundation. See footnote (2).

(7) Mr. Berezowsky is the Senior Vice President of Finance and Chief Financial Officer of C3D and executive officer of Constellation Group Investments Inc. Mr. Berezowsky and certain members of his family are among the beneficiaries of the Lediligi Foundation. See footnote (2).

(8) Represents 150,000 shares of Common Stock issued and outstanding and 225,000 shares of Common Stock issuable upon exercise of options which are exercisable within 60 days of March 27, 2000.

(9) Includes: (a) 300,000 shares of Common Stock issued to Messrs. Yaakov and Goldberg in total and outstanding; (b) 525,000 shares of Common Stock issuable upon Messrs. Yaakov and Goldberg's exercise of options which are exercisable within 60 days of March 27, 2000; and (c) 29,250,000 shares of Common Stock controlled by Constellation 3D Technology Limited, United European Enterprises, Constellation Group Investments Inc., and the trustees of certain trusts. See footnote (2).

(10) Represents 3,450,000 shares of Common Stock issuable upon exercise of warrants which are exercisable within 60 days of March 27, 2000. For further discussion, see Part II - Item 5 - "Section 4(2) Offering to Sands Brothers."

         C3D does not know of any arrangements, including any pledge by any person of securities of C3D, the operation of which may at a subsequent date result in a change in control of C3D.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         THE AMOUNTS OF SHARES OR OPTIONS ISSUED OR GRANTED PRIOR TO JANUARY 18, 2000 AND MENTIONED IN THIS DISCUSSION OF CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AS WELL AS THE PRICES PER SHARE FOR SUCH SHARES OR OPTIONS HAVE BEEN ADJUSTED DUE TO THE THREE-FOR-ONE FORWARD SPLIT OF C3D'S COMMON STOCK THAT TOOK EFFECT JANUARY 18, 2000.

         Except as set forth below, there is no transaction, or series of similar transactions, since the beginning of C3D's last fiscal year, or any currently proposed transaction, or series of similar transactions, to which C3D or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any of the following persons had, or will have, a direct or indirect material interest: (1) any director or executive officer of C3D; (2) any nominee for election as a director; (3) any security holder who is known to C3D to own of record or beneficially more than five percent of any class of C3D's voting securities; and (4) any member of the immediate family of any of the foregoing persons.

         On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by C3D. C3D then issued 2,500,000 (Two Million Five Hundred Thousand) shares of Common Stock and then another 3,000,000 (Three Million) shares of Common Stock to Constellation 3D Trust LLC as a capital contribution. Constellation 3D Trust LLC intends to use the 5,500,000 (Five Million Five Hundred Thousand) shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital.

         For services rendered by General Yaakov as Director of C3D, starting July 1999, Yakov Consultants, of which General Yaakov is the sole owner, is to receive a monthly fee of $5,000 until C3D receives an investment of $2 million, and thereafter, $10,000 per month. There is no written contract for this compensation.

         For services rendered by General Yaakov and Michael Goldberg as directors of C3D, on March 8, 1999, C3D's Board of Directors authorized the issuance of 150,000 shares of Common Stock to each of General Yaakov and Michael Goldberg. Furthermore, the Board authorized the issuance to General Yaakov of options to purchase 300,000 shares of Common Stock and the issuance to Mr. Goldberg of options to purchase 225,000 shares of Common Stock. The issuance of Common Stock to Messrs. Yaakov and Goldberg occurred on December 7, 1999.

         On June 17, 1999, the Compensation Committee of C3D set certain compensations. There are no written contracts for such compensations. Professor Eugene Levich, President and Chief Executive Officer of C3D, is to receive $15,000 per month as of June 1, 1999. Leonardo Berezowsky, Senior Vice President of Finance and Chief Financial Officer of C3D, is to receive $10,000 per month, $5,000 monthly as of June 1, 1999, and $5,000 to accrue monthly until the financing next following June 17, 1999. Michael Goldberg, Secretary, Director of Legal Affairs, interim Chief Operating Officer and Member of the Board of Directors of C3D, is to receive $10,000 per month, $5,000 monthly as of June 1, 1999, and $5,000 to accrue monthly until the financing next following June 17, 1999. In his capacity as consultant to the Company, Lev Zaidenberg, Director of C3D, is to receive $10,000 per month, $5,000 monthly as of June 1, 1999, and $5,000 to accrue monthly until the financing next following June 17, 1999.

         On July 15, 1999, Ronen Yaffe, C3D's Treasurer, entered into an employment contract with C-TriD Israel Ltd. The contract is still effective. Pursuant to the contract, as orally amended, for services rendered as the Chief Financial Officer of C-TriD Israel Ltd., C-TriD Israel Ltd. is to pay Mr. Yaffe 27,000 New Israeli Shekels (approximately U.S. $6,636.53 based on a March 24, 2000 interbank exchange rate of approximately 4.07 New Israeli Shekels per U.S. Dollar, without fees or surcharges) per month in addition to (1) a bonus if C-TriD Israel Ltd. distributes a bonus to its employees, as determined by the Board of Directors of C-TriD Israel Ltd. and dependent on Mr. Yaffe's performance and the financial results of C-TriD Israel Ltd. and (2) stock options in C-TriD Israel Ltd. if C-TriD Israel Ltd. adopts a stock option plan for its employees.

         C3D and Constellation Tech entered into an asset purchase agreement which was completed on October 1, 1999, whereby C3D acquired certain assets and liabilities from Constellation Tech, including the following directly and indirectly owned subsidiaries:

         o 99 of the 100 issued and outstanding shares of C-TriD Israel Ltd.;

         o all of the issued and outstanding shares of TriD Store Vostok;

         o the sole membership interest of Constellation Tech in TriDStore IP, L.L.C.; and

         o all of the issued and outstanding shares of TriD SV, Inc.

         The consideration paid to Constellation Tech was based on the $1.33 per share price of C3D Common Stock in connection with the Regulation S offering dated May 7, 1999. The $1.33 per share price was negotiated, at arms length in March 1999, before the C3D's common stock began trading using the NASD Over-the-Counter Bulletin Board service. The 29,250,000 shares of C3D Common Stock paid to Constellation Tech were therefore valued at $39 million. The acquisition was recorded at no value on the pro-forma consolidated financial statements to comply with reverse-takeovers accounting per U.S. generally accepted accounting principles. No fairness opinion was rendered in connection with such transaction.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibit Index and Exhibits follow the Signature Page of this Annual Report.

(b)      Financial Statements

         The following financial statements and related schedules are included in Item 8 of this Annual Report:

         Report of Independent Certified Public Accountants

         Financial Statements of Constellation 3D, Inc.

            Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998;

            Consolidated Statements of Operation, Stockholders' Deficit and Cash Flows for the years ended December 31, 1999 and 1998, the period from inception (September 25, 1997) through December 31, 1997, and the period from inception (September 25, 1997) through December 31, 1999; and

            Notes to Consolidated Financial Statements.


(c)      Reports on Form 8-K

         No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CONSTELLATION 3D, INC.


By:   /s/ Eugene Levich
      --------------------------------
      Eugene Levich, President,
      Chief Executive Officer and
      Member of the Board
      of Directors


Date: March 27, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Itzhak Yaakov                           /s/ Eugene Levich
-----------------------------------------   ------------------------------------
Name: Itzhak Yaakov                         Name: Eugene Levich
Title: Chairman of the Board of Directors   Title: President, Chief Executive
Date:  March 27, 2000                       Officer and Member of the Board
                                            of Directors
                                            Date: March 27, 2000

/s/ Lev Zaidenberg                          /s/ Michael Goldberg
-----------------------------------------   ------------------------------------
Name: Lev Zaidenberg                        Name: Michael Goldberg
Title: Member of the Board of Directors     Title: Secretary, Director of Legal
Date:  March 27, 2000                       Affairs, interim Chief Operating
                                            Officer and Member of the Board
                                            of Directors
                                            Date: March 27, 2000

/s/ Leonardo Berezowsky                     /s/ Ronen Yaffe
-----------------------------------------   ------------------------------------
Name: Leonardo Berezowsky                   Name: Ronen Yaffe
Title: Senior Vice President of Finance     Title: Treasurer
and Chief Financial Officer                 Date: March 27, 2000
Date: March 27, 2000

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

2.1* Asset Purchase Agreement by and between C3D INC., a Florida corporation as Buyer, CONSTELLATION C3D TECHNOLOGY LIMITED, a British Virgin Islands corporation, as Seller, TRID STORE, INC., a Delaware corporation and TRID IP S.A., a Luxembourg corporation dated as of October 1, 1999.

3.1* Articles of Incorporation of Latin Venture Partners, Inc., filed December 27, 1995.

3.2* Articles of Amendment to Articles of Incorporation of Latin Venture Partners, Inc., filed August 3, 1998.

3.3* Articles of Amendment to Articles of Incorporation of Latin Venture Partners, Inc., filed March 24, 1999.

3.3A*** C3D Inc. Articles of Amendment to the Articles of Incorporation, filed December 29, 1999

3.4*     Bylaws of C3D Inc.

4.1* Investor's Rights Agreement, dated August 10, 1999, by and between C3D Inc. and Seattle Investment L.L.C.

4.2** Subscription Agreement, dated November 29, 1999, by and between C3D Inc. and MBA-on-Demand, L.L.C.

4.3** Purchase Agreement, dated November 11, 1999, by and between Wilbro Nominees Limited and C3D Inc.

4.4** Registration Rights Agreement, dated November 11, 1999, by and between Wilbro Nominees Limited and C3D Inc.

4.5**    Warrant dated November 11, 1999 issued to Moorwood Investment Limited

4.6** Purchase Agreement, dated as of December 24, 1999, by and between Winnburn Advisory and C3D Inc.

4.7** Registration Rights Agreement, dated as of December 24, 1999, by and between Winnburn Advisory and C3D Inc.

4.8*** Warrant Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

4.9 Securities Purchase Agreement made the 23rd day of March 2000 by and between Constellation 3D, Inc. and Sands Brothers Venture Capital Associates LLC.

4.10 Registration Rights Agreement dated as of March 24, 2000 by and among Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.

4.11 10% Subordinate Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture Capital Associates LLC.

4.12 Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

4.13 Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

10.1* Rental Contract, Unprotected According to the Tenant's Protection Law (Various Instructions) of 1968 as Drafted into the Tenant's Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on March 25, 1997.

10.2** Rental Contract, Unprotected According to the Tenant's Protection Law (Various Instructions) of 1968 as Drafted into the Tenant's Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8, 1998.

10.3* Agreement N. 356/181298 on the rent of office premises, dated December 18, 1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

10.4* The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

10.5* Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

10.6** Sublease Agreement, dated November 18, 1999, by and between Harex Global Corporation, as lessor, and C3D Inc., as lessee.

10.7** Optima Services Agreement (Member), dated April 23, 1999, by and between Omni Offices Inc. and C3D Inc.

10.8* Employment Agreement dated July 15, 1998, by and between Memory Services (M.D.) (1996) Ltd. and Ronen Yaffe.

10.9** Letter of Intent, dated December 20, 1999, by and between Toolex International N.V. and C3D Inc.

10.10** Co-Invention Agreement, dated December 20, 1999, by and between Toolex International N.V. and C3D Inc.

10.11*** Stock Option Agreement, dated December 27, 1999, made by and between
         C3D Inc. and Brigadier General Itzhak Yaakov

10.12*** Stock Option Agreement, dated December 27, 1999, made by and between
         C3D Inc. and Michael L. Goldberg, Esquire

10.13*** Constellation 3D, Inc. 1999 Stock Option Plan

10.14*** Placement Agency Agreement, dated December 1, 1999, by and between
         Sands Brothers & Co., Ltd. and C3D, Inc.

10.15*** Amendment No. 1 to Placement Agency Agreement, dated December 22, 1999 by and between Sands & Co., Ltd. and C3D, Inc.

10.16*** Agreement N. 356A/291299 on the rent of the office premises, dated
         December 29, 1999 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

10.17*** The Rent Agreement of office premises No. 5/2, dated January 5, 2000, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

16.1**   Auditor's Resignation letter dated December 20, 1999.

21.1+    Subsidiaries of the Registrant

27.1     Financial Data Schedule

-----------------------------------
  * Incorporated by reference to exhibits filed in response to Item 15(b),"Financial Statements and Exhibits," of C3D's Registration Statement on Form 10 dated November 12, 1999.

 ** Incorporated by reference to exhibits filed in response to Item
    15(b),"Financial Statements and Exhibits," of C3D's Registration Statement on Form 10/A No. 1 dated December 27, 1999.

*** Incorporated by reference to exhibits filed in response to Item
    15(b),"Financial Statements and Exhibits," of C3D's Registration Statement on Post-Effective Form 10/A No. 2 dated January 14, 2000.

  + The subsidiaries of C3D and their places of organization are listed in the Business Section of this Annual Report.