Form 10-K/A
period 1996-12-31
C3D INC
filed 2000-03-31
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A

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

    o   dependence on key personnel; and

    o   other factors discussed in this Annual Report.


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

Company History and Structure

         C3D was incorporated on December 27, 1995 under the name Latin Venture Partners, Inc. The name of Latin Venture Partners, Inc. was changed to C3D Inc. on March 24, 1999 in anticipation of a proposed transaction with Constellation 3D Technology, Limited, a corporation organized under the laws of the British Virgin Islands ("Constellation Tech"). As approved by the necessary number of votes at the Annual Meeting of Shareholders of C3D held on December 27, 1999, C3D Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999. For purposes of this Annual Report, and except where the context clearly indicates otherwise, Constellation 3D, Inc. will be called "C3D," and Constellation 3D, Inc., together with its directly and indirectly owned subsidiaries, will be collectively called the "Company." From its inception until October 1, 1999, C3D had no business operations.

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

         TriDStore IP, L.L.C., known as OMD Devices, L.L.C. until March 9, 1999, is a Delaware limited liability company formed on February 2, 1998. TriDStore IP, L.L.C. owns a substantial majority of the material intellectual property owned by the Company, which consists mostly of patent registrations and applications. See "Risk Factors -- Intellectual Property/Proprietary Rights."

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

         TriD SV, Inc. is a Delaware corporation formed on August 10, 1998. As of March 21, 2000, TriD SV, Inc. has had no operations.

         On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by C3D. C3D then issued 2,500,000 (Two Million Five Hundred Thousand) shares of Common Stock and then another 3,000,000 (Three Million) shares of Common Stock to Constellation 3D Trust LLC as capital contributions. Constellation 3D Trust LLC intends to use the 5,500,000 (Five Million Five Hundred Thousand) shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital.

         C3D expects that in the near future, it will form a wholly owned corporation for the sole purpose of acquiring Reflekt Technology, Inc., a Massachusetts corporation pursuant to the letter of intent executed by both parties on February 15, 2000. The consummation of the acquisition is not assured. It is possible that the parties to the letter of intent for such acquisition will agree to modify or waive one or more terms and/or conditions of the letter of intent in accordance therewith. If the acquisition is consummated, it is also possible that, by agreement of the parties, one or more terms and/or conditions of any legally binding definitive acquisition agreements will differ materially from the terms and conditions of the letter of intent.

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

         Section 4(2) Offering to Sands Brothers
         ---------------------------------------

         On March 24, 2000, C3D issued a 10% Subordinate Convertible Debenture due September 24, 2001 in principal amount of $4.0 million to Sands Brothers Venture Capital Associates LLC, a limited liability company organized under the laws of New York ("Sands Brothers VC"). In connection with such issuance, C3D granted to Sands Brothers VC certain registration rights with respect to the underlying Common Stock. The issuance of the convertible debenture, convertible at $17.65 per share as of the issue date, was made as an exempt offering under
Section 4(2) of the Securities Act. In connection with such issuance, pursuant to the terms of the Warrant Agreement dated as of December 1, 1999, by and between the Company and Sands Brothers & Co. Ltd., a Delaware corporation ("Sands Brothers"), the Company issued to Sands Brothers warrants to purchase 1,050,000 shares of Common Stock at an exercise price of $3.67 per share and warrants to purchase 2,400,000 shares of Common Stock at an exercise price of $15.13 per share. Both warrants expire on December 1, 2004.

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

         Section 4(2) Offering to Wilbro Nominees Limited
         ------------------------------------------------

         On November 11, 1999, C3D issued $500,000 of convertible subordinated debt to Wilbro Nominees Limited, a corporation organized under the laws of England ("Wilbro"). In connection with such issuance, C3D granted to Wilbro certain registration rights with respect to the underlying common stock. The issuance of the convertible note was made as an exempt offering under Section 4(2) of the Securities Act. The financing was arranged by Moorwood Investment Limited, a British Virgin Islands company ("Moorwood"), and in consideration therefor, Moorwood was paid a finder's fee of twenty percent of the principal amount of the convertible note (i.e., $100,000) and was granted warrants to purchase up to 300,000 shares of Common Stock at an exercise price of $3.33 per share, provided that, among other conditions, Moorwood successfully places financing in an aggregate amount of $2,500,000. Upon the filing date of this Annual Report, Moorwood has placed only $500,000 in financings.

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

         Section 4(2) Offering to Seattle Investments LLC
         ------------------------------------------------

         On August 10, 1999, C3D issued $1 million of convertible subordinated debt to Seattle Investments LLC, a limited liability company organized under the laws of Nevis, West Indies ("Seattle Investments"). In connection with such issuance, C3D granted to Seattle Investments certain registration rights with respect to the underlying Common Stock. On October 22, 1999, Seattle Investments converted its 10.0% Series A Convertible Note due December 31, 1999 and related accrued interest into 608,835 shares of Common Stock. The issuance of the convertible note and the conversion were each made as an exempt offering under
Section 4(2) of the Securities Act.

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

Overview

         Constellation 3D, Inc., a Florida corporation ("C3D"), was incorporated on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the company was changed to C3D Inc. on March 24, 1999 in anticipation of a proposed transaction with Constellation 3D Technology Limited, a British Virgin Islands company, ("Constellation Tech"). As approved by the requisite number of shares at the Annual Meeting of Shareholders of C3D held on December 27, 1999, C3D Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999. On January 18, 2000, a three-for-one forward split of C3D's Common Stock took effect for shareholders of record as December 16, 1999.

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

         The Company must raise additional funds as a result of the planned significant increase in its operating expenditures and anticipates that it will require approximately $15 million in order to fund its operations over the next twelve months. The Company has sufficient working capital to support its operations through September 2000 and is in the process of negotiating for additional capital. The Company does not expect to receive revenues until the end of the fiscal year 2000 and expects to continue to incur operating losses until late in the third or fourth quarter of fiscal year 2001. The Company is currently exploring additional financing alternatives, including the possibility of private equity or debt offerings. In December 1999, the Company entered into an agreement with Sands Brothers & Co., Ltd., a Delaware corporation, as first amended on December 22, 1999, as second amended on March 7, 2000 and as third amended on March 23, 2000, pursuant to which Sands Brothers & Co., Ltd. is to raise, on a best efforts basis, a minimum of $4.0 million and a maximum of $120.0 million of financing for the Company through the issuance of the Company's capital stock. Sands Brothers & Co., Ltd. was issued warrants to purchase up to 16,050,000 shares of Common Stock at a price starting at $3.67 per share. Although the Company's existing debt securities contain no such restrictions, the signing of future convertible debt or preferred share agreements could result in restrictions being placed on dividends, interest and principle payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

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

                                                                     Number of Shares
                                                                       Beneficially
                     Name of Beneficial Owner                              Owned              Percent
------------------------------------------------------------------   ------------------       -------
Constellation 3D Technology Limited (2)
235 West 76th Street, Suite 8D, New York, New York  10023.........      29,250,000 (2)          62.9%

Rapids Trust Limited (2)
56 Mazah Street, Tel Aviv, Israel 55905...........................      29,250,000 (2)          62.9%

United European Enterprises (2)
56 Mazah Street, Tel Aviv, Israel 55905...........................      29,250,000 (2)          62.9%

Constellation Group Investments Inc. (2)
c/o Euro-American Trust and Management Services Limited
P.O. Box 3161
Road Town, Tortola, British Virgin Islands........................      29,250,000 (2)          62.9%

Markus Banzer (2)
Gr. Bongert 9
Triesen, Liechtenstein............................................      29,250,000 (2)          62.9%

Hubert Buchel (2)
Salums 63
Gamprin, Liechtenstein............................................      29,250,000 (2)          62.9%

Criterion Treuunternehmen reg., (2)
Austr. 49
Vaduz, Liechtenstein..............................................      29,250,000 (2)          62.9%

Constellation 3D Trust LLC (1) ...................................       5,500,000 (3)          11.8%

Sands Brothers & Co., Ltd. (10) ...................................      3,676,629 (10)          7.3%
90 Park Avenue
New York, NY 10016

Brigadier General Itzhak Yaakov...................................         450,000 (4)           *

Professor Eugene Levich (1).......................................      29,250,000 (5)          62.9%

Lev Zaidenberg (1)................................................      29,250,000 (6)          62.9%

Leonardo Berezowsky (1)...........................................      29,250,000 (7)          62.9%

Michael Goldberg..................................................         375,000 (8)           *

All directors and executive officers as a group...................      30,075,000 (9)          64.7%

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

(10) Represents (a) 3,450,000 shares of Common Stock issuable upon exercise of warrants which are exercisable by Sands Brothers & Co. Ltd. within 60 days of March 27, 2000 and (b) 226,629 shares of Common Stock which may be acquired by Sands Brothers Venture Capital Associates LLC, of which Sands Brothers & Co. Ltd. is member manager, within 60 days of March 27, 2000 upon conversion of a debenture in the principal amount of $4,000,000 (Four Million Dollars). For further discussion, see Part II - Item 5 - "Section 4(2) Offering to Sands Brothers."

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


Date: March 30, 2000


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

/s/ Itzhak Yaakov                           /s/ Eugene Levich
-----------------------------------------   ------------------------------------
Name: Itzhak Yaakov                         Name: Eugene Levich
Title: Chairman of the Board of Directors   Title: President, Chief Executive
Date:  March 30, 2000                       Officer and Member of the Board
                                            of Directors
                                            Date: March 30, 2000

/s/ Lev Zaidenberg                          /s/ Michael Goldberg
-----------------------------------------   ------------------------------------
Name: Lev Zaidenberg                        Name: Michael Goldberg
Title: Member of the Board of Directors     Title: Secretary, Director of Legal
Date:  March 30, 2000                       Affairs, interim Chief Operating
                                            Officer and Member of the Board
                                            of Directors
                                            Date: March 30, 2000

/s/ Leonardo Berezowsky                     /s/ Ronen Yaffe
-----------------------------------------   ------------------------------------
Name: Leonardo Berezowsky                   Name: Ronen Yaffe
Title: Senior Vice President of Finance     Title: Treasurer
and Chief Financial Officer                 Date: March 30, 2000
Date: March 30, 2000

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

4.5**    Warrant dated November 11, 1999 issued to Moorwood Investment Limited

4.6** Purchase Agreement, dated as of December 24, 1999, by and between Winnburn Advisory and C3D Inc.

4.7** Registration Rights Agreement, dated as of December 24, 1999, by and between Winnburn Advisory and C3D Inc.

4.8*** Warrant Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

4.9 Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc. (same as Exhibit 10.17)

4.10 Securities Purchase Agreement made the 23rd day of March 2000 by and between Constellation 3D, Inc. and Sands Brothers Venture Capital Associates LLC.

4.11 Registration Rights Agreement dated as of March 24, 2000 by and among Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.

4.12 10% Subordinate Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture Capital Associates LLC.

4.13 Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

4.14 Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

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

10.11*** Stock Option Agreement, dated December 27, 1999, made by and between
         C3D Inc. and Brigadier General Itzhak Yaakov

10.12*** Stock Option Agreement, dated December 27, 1999, made by and between
         C3D Inc. and Michael L. Goldberg, Esquire

10.13*** Constellation 3D, Inc. 1999 Stock Option Plan

10.14*** Placement Agency Agreement, dated December 1, 1999, by and between
         Sands Brothers & Co., Ltd. and C3D, Inc.

10.15*** Amendment No. 1 to Placement Agency Agreement, dated December 22, 1999 by and between Sands Brothers & Co., Ltd. and C3D, Inc.

10.16 Amendment No. 2 to Placement Agency Agreement, dated March 7, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

10.17 Amendment No. 3 to Placement Agency Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

10.18*** Agreement N. 356A/291299 on the rent of the office premises, dated
         December 29, 1999 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

10.19*** The Rent Agreement of office premises No. 5/2, dated January 5, 2000, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

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