Form 10-Q
period 2000-03-31
C3D INC
filed 2000-05-15
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000
                         Commission File Number 0-28081

                             CONSTELLATION 3D, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                   13-4064492
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                 230 Park Avenue, Suite 453, New York, NY 10169
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes  [X]    No [  ]

As of May 4, 2000, 46,501,609 shares of the registrant's common stock, $.001 par value per share, (the "Common Stock") were issued and outstanding, including the 5,500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant. EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS QUARTERLY REPORT, ALL SHARE, WARRANT AND OPTION AMOUNTS, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000.

                                Table of Contents





                          PART I--FINANCIAL INFORMATION


Item 1.   Financial Statements ...........................................  5

Consolidated Balance Sheets at March 31, 2000 and December 31, 1999  .....  5

Consolidated Statements of Operations and Deficit for the Three Month
          Periods Ended March 31, 2000 and March 31, 1999  ...............  6

Consolidated Statements of Cash Flows for the Three Month Periods
          Ended March 31, 2000 and March 31, 1999  .......................  8

Notes to Consolidated Financial Statements ...............................  9

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................... 12



                           PART II--OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ...................... 25

Item 6.   Exhibits and Reports on Form 8-K ............................... 25

Signatures  .............................................................. 26

Exhibit Index ............................................................ 27

Except where the context indicates otherwise, references in this document to "we," "us" and "our" refer to the registrant, Constellation 3D, Inc. (individually referred to in this Quarterly Report as "C3D" and together with all of its directly and indirectly owned subsidiaries, collectively referred to in this Quarterly Report on Form 10-Q (this "Quarterly Report") as the "Company")).

                           FORWARD LOOKING STATEMENTS

Some of the information in this Quarterly Report and the documents incorporated by reference in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the appearance of words and phrases such as "will likely result," "may," "believes," "are expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predict," "seek," "estimate," "projected," "intends to" or other similar words and phrases. Important factors that could cause actual results to differ materially from expectations include:

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

     o    dependence on key personnel;

     o    other factors discussed in the Quarterly Report.


         All of the above factors could cause our actual results to differ materially from historical results and those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Quarterly Report, including without limitation, the Risk Factors beginning on page 17 of this Quarterly Report. This document should be read in conjunction with the amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                  2000 (Unaudited)         1999
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
   Cash and cash equivalents                                                       $    3,829,963     $    2,030,139
   Prepaid and other                                                                      210,944            150,989
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    4,040,907          2,181,128

Property, Plant and Equipment, net                                                        272,938            241,100

Deferred Interest, net of amortization of $51,002                                      3,948,998                  -
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $    8,262,843     $    2,422,228
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Note payable                                                                    $      662,529     $      650,577
   Accounts payable and accrued expenses                                                1,721,730          1,268,404
   Due to related parties                                                                 355,071            360,711
   Due to shareholder                                                                   1,349,123          1,316,712
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                               4,088,453          3,596,404

Convertible Notes Payable                                                               6,152,099          2,105,480

Other Long Term Liabilities                                                                40,419             39,969
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                      10,280,971          5,741,853
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
    outstanding                                                                                 -                  -
   Common stock, $.001 par value; 100,000,000 shares authorized, 41,001,609
    issued and outstanding                                                                 41,001             41,001
   Additional paid in capital                                                          15,310,708          7,310,708
   Deficit accumulated during the development stage                                   (17,369,837)       (10,671,334)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                            (2,018,128)        (3,319,625)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                        $    8,262,843     $    2,422,228
-----------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
       FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (Unaudited)

                                              Three Months Ended March 31,
                                             --------------------------------
                                                  2000           1999
-----------------------------------------------------------------------------
  OPERATING EXPENSES
   Research and development                  $     779,733     $     323,206
   General and administrative                    1,121,072           294,259
   Marketing                                       145,965                 -
-----------------------------------------------------------------------------
  Total operating expenses                       2,046,770           617,465
-----------------------------------------------------------------------------
  OTHER OPERATING EXPENSES
   Interest expense (income), net                4,643,212            24,454
   Taxes                                             8,521             7,000
-----------------------------------------------------------------------------
  Net loss                                   $  (6,698,503)    $    (648,919)
-----------------------------------------------------------------------------
  Net loss per share - basic and diluted     $       (0.16)    $       (0.02)
-----------------------------------------------------------------------------
  Weighted average number of shares
    of common stock outstanding                 41,001,609        29,214,000
-----------------------------------------------------------------------------


        The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (Unaudited)

                                                                                                Deficit
                                                Common Stock                                  Accumulated
                                                                          Additional           During the
                                            Shares         Amount       Paid-in Capital     Development Stage        Total
--------------------------------------------------------------------------------------------------------------------------------
Constellation 3D, Inc. Activities
 (Formerly Constellation 3D Holdings):
Issuance of common stock for cash                 600   $         3       $          -        $          -        $          3

Net Loss                                            -             -                  -          (2,612,745)         (2,612,745)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                        600             3                  -          (2,612,745)         (2,612,742)

Issuance of common stock for
   cancellation of shareholders
   advances, December 27, 1998              3,749,400        39,906          4,848,631                   -           4,888,537

Recapitalization, December 27, 1998        25,464,000       (10,695)            10,695                   -                   -

Net Loss                                            -             -                  -          (3,191,902)         (3,191,902)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 29,214,000        29,214          4,859,326          (5,804,647)           (916,107)

Debt settlement through the
   issuance of common stock - April
   1, 1999                                     36,000            36            241,454                   -             241,490

Common stock issued in connection
   with reverse acquisition -
   October 1, 1999                         11,109,765        11,109            942,096                   -             953,205

Conversion of notes payable
   ($1.67/share) - October 22, 1999           608,835           609          1,014,116                   -           1,014,725

Sale of common stock for cash, net
   ($4.90/share) November 1, 1999              25,509            25             99,974                   -              99,999

Issuance of common stock for
   services ($3.83/share) November
   8, 1999                                      7,500             8             28,742                   -              28,750

Beneficial conversion discount of
   convertible debt - November 11,
   1999                                             -             -            125,000                   -             125,000

Net Loss                                            -             -                  -          (4,866,687)         (4,866,687)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 41,001,609   $    41,001       $  7,310,708        $(10,671,334)       $ (3,319,625)

Deferred interest related to issuance
   of detachable warrants - March 24,
   2000                                             -             -          4,000,000                   -           4,000,000

Beneficial conversion discount of
   convertible debt - March 24, 2000                -             -          4,000,000                   -           4,000,000

Net Loss                                            -             -                  -          (6,698,503)         (6,698,503)
--------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                    41,001,609   $    41,001       $ 15,310,708        $(17,369,837)       $ (2,018,128)
--------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                   (Unaudited)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                               2000                 1999
-----------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net loss                                               $   (6,698,503)       $     (648,919)
   Adjustments to reconcile net loss to net
cash used in operating activities:
       Discount amortization on convertible debt               4,000,000                     -
       Discount amortization on deferred interest                 51,002                     -
       Depreciation                                               11,637                12,817
       Change in assets and liabilities:
         Prepaid and other                                       (59,955)              (51,171)
         Accounts payable                                        453,326                53,093
         Accrued interest on convertible notes payable            46,619                     -
         Accrued interest on notes payable                        11,952                     -
         Accrued interest on shareholder loans                    32,411                     -
-----------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                         (2,151,511)             (634,180)
-----------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                           (43,475)              (12,789)
-----------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                            (43,475)              (12,789)
-----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from on borrowings on convertible debt             4,000,000                     -
   Proceeds from shareholders loan                                     -               241,490
   Proceeds from notes payable                                         -               239,144
   Net changes in other long-term debt                               450                13,584
   Advances from related party                                    (5,640)              166,517
-----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                      3,994,810               660,735
-----------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                      1,799,824                13,766

Cash and Cash Equivalents, beginning of period                 2,030,139               123,097
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                  $    3,829,963        $      136,863
-----------------------------------------------------------------------------------------------
Non-cash Financing Activity
Increase in deferred interest related to
detachable warrants                                       $   4,000,000         $           -

-----------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BUSINESS DESCRIPTION

Constellation 3D, Inc., a Florida corporation ("C3D"; together with all of its subsidiaries, the "Company"), was incorporated on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the company was changed to C3D Inc. on March 24, 1999 in anticipation of a proposed transaction with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech").

On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999, and amended its Articles of Incorporation to allow for an increase in the number of shares authorized from 50,000,000 shares to 100,000,000 shares of Common Stock ($.001 par value). In addition, the Company is authorized to issue 10,000,000 shares of preferred stock (no par value). On January 18, 2000, a three-for-one forward split of C3D's Common Stock took effect for shareholders of record as December 16, 1999.

The Company has developed what it believes to be a state-of-the-art optical, data storage product that surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine.

2.       BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of March 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in C3D's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $17,369,837 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. Thus, there is no assurance that the Company will be able to continue as a going concern. As a result of these factors, the Company's independent certified public accountants modified their opinion with an explanatory paragraph addressing the Company's ability to continue as a going concern.

3.       INCOME TAXES

The Company records its provision for income taxes using the liability method. Under this method deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

4.       NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of Common Stock outstanding. Per share information for all prior periods have been adjusted to reflect the three-for-one forward stock split effective January 18, 2000. As of March 31, 2000, the Company had issued 3,450,000 warrants and 525,000 options to purchase shares of Common Stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

5.       BUSINESS COMBINATION

The acquisition of Constellation Tech was treated as a reverse acquisition whereby C3D was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost bases. The results of operations include that of both companies from the date of acquisition forward. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. As the transaction was a reverse acquisition with a public shell, no pro forma information related to this transaction is provided. The equity section of the balance sheet and the earnings per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement.

The consolidated financial statements of the Company include the accounts of its subsidiaries after elimination of intercompany balances and transactions.

6.       SECURITIES ISSUED DURING THE QUARTER

On March 24, 2000, C3D issued a $4,000,000 subordinate convertible debenture to Sands Brothers Venture Capital Associates LLC, a limited liability company organized under the laws of New York ("Sands Brothers VC"). The subordinate convertible debenture can be converted into shares of Common Stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. The quoted price for the Company's stock on March 24, 2000 was $46.50, resulting in a deemed beneficial conversion feature and discount of approximately $4,000,000, which was recorded as an interest expense and an increase to additional paid-in capital. C3D granted the subordinate convertible debenture holder certain registration rights with respect to the underlying Common Stock.

In conjunction with the issuance of the Sands Brothers VC subordinate convertible debenture, the Company issued detachable warrants to purchase 3,450,000 shares of Common Stock expiring on December 1, 2004.

7.       DETACHABLE STOCK PURCHASE WARRANTS

Upon closing of the $4,000,000 subordinate convertible debenture to Sands Brothers VC on March 24, 2000, and pursuant to the terms of the Warrant Agreement, by and between the Company and Sands Brothers & Co. Ltd., a Delaware corporation ("Sands Brothers"), the Company issued to Sands Brothers detachable warrants to purchase 1,050,000 shares of Common Stock at an exercise price of $3.67 per share and warrants to purchase 2,400,000 shares of Common Stock at an exercise price of $15.13 per share.

Proceeds from the subordinate convertible debenture issued with the detachable stock purchase warrants are allocated between the debenture and the warrants based on their relative fair values as per Accounting Principles Board Opinion No. 14. The value ascribed to the detachable warrants for accounting purposes was $4,000,000 based on the proceeds of the subordinate convertible debenture to the Company. The $4,000,000 value was recorded as a deferred interest and will be amortized as interest expense over the term of the related debt. This amount is presented as an addition to paid-in capital of stockholders' deficit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including risk factors set forth in this Quarterly Report and in the C3D's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

         Constellation 3D, Inc. ("C3D"), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United States, Israel and Russia and a subcontractor who performs services for the Company in Ukraine, the Company researches and develops data storage technology products with flexibility in commercial applications. The Company has developed what it believes to be a state-of-the-art optical, data storage product that surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine.

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

         On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company. C3D then issued 2,500,000 (Two Million Five Hundred Thousand) shares of Common Stock to Constellation 3D Trust LLC as a capital contribution. On March 21, 2000, C3D issued an additional 3,000,000 (Three Million) shares of Common Stock to Constellation 3D Trust LLC as a capital contribution. Constellation 3D Trust LLC intends to use the shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital. For the purposes of the Company's consolidated financial statements, the issuance of the 5,500,000 (Five Million Five Hundred Thousand) shares of Common Stock are not considered to be issued or outstanding because the Common Stock has remained under the control of C3D and will be cancelled if no financing transaction is completed.

         On February 15, 2000, the Company entered into a letter of intent to acquire Reflekt Technology, Inc., a Massachusetts corporation. There is no assurance that the transaction will be consummated. It is possible that the parties to the letter of intent will agree to modify or waive one or more terms and/or conditions of the letter of intent. If the acquisition is consummated, it is also possible that, by agreement of the parties, one or more terms and/or conditions of any legally binding definitive acquisition agreements will differ materially from the terms and conditions of the letter of intent. On April 7, 2000, the Company formed FMD&E, Inc., a Massachusetts corporation, which the Company anticipates will be the operating entity upon completion of C3D's intended acquisition of Reflekt Technology, Inc.

         The Company must raise additional funds as a result of the planned significant increase in its operating expenditures and anticipates that it will require approximately $15 million in order to fund its operations over the next twelve months. The Company has sufficient working capital to support its operations through September 2000 and is in the process of negotiating for additional capital. The Company does not expect to receive revenues until the first quarter of the fiscal year 2001 and expects to continue to incur operating losses until late in the fourth quarter of fiscal year 2001. The Company is currently exploring additional financing alternatives, including the possibility of private equity or debt offerings. In March 2000, the Company entered into an agreement to amend an agreement originally dated December 1, 1999, with Sands Brothers & Co., Ltd. pursuant to which Sands Brothers & Co., Ltd. is to raise, on a best efforts basis, a minimum of $4.0 million and a maximum of $120.0 million of financing for the Company through the issuance of the Company's capital stock. On March 24, 2000, Sands Brothers & Co., Ltd. raised the minimum $4.0 million by way of a subordinated convertible debenture and was issued warrants to purchase 1,050,000 and 2,400,00 shares of Common Stock at a price of $3.67 and $15.13 respectively. Sands Brothers & Co., Ltd. can earn additional warrants dependent on additional financings. Although the Company's existing debt securities contain no such restrictions, the signing of future convertible debt or preferred share agreements could result in restrictions being placed on dividends, interest and principle payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

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


Results of Operations for the Three Months Ended March 31, 2000 Compared to the
 Three Months Ended March 31, 1999

         Our reported financial condition and earnings for the quarter ended March 31, 2000, includes all amounts for the parent company, C3D, and our two wholly owned operating subsidiary companies, C-TriD and Vostok. Our reported financial condition and earnings for the comparative quarter ended March 31, 1999, include the consolidated amounts of the predecessor company, Constellation Tech.

         Revenue. The Company generated no revenue in the three months ended March 31, 2000 and 1999.

         Research and Development Expenses. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, professional fees for intellectual property, general and administrative expenses related to development offices, and travel expenses. The Company incurred research and development expenses of $779,733 for the three months ended March 31, 2000, compared with $323,206 for the three months ended March 31, 1999. The significant costs were payroll for staff and contractors which amounted to $506,825 for the three months ended March 31, 2000, compared with $214,495 for the three months ended March 31, 1999. Professional fees were $67,810 for patent preparation and filing for the three months ended March 31, 2000, compared with $27,210 for the three months ended March 31, 1999. The increase in patent costs was due to the expanded coverage in scope and geography of the Company's Fluorescent Memory Technology. General office expenses relating to research and development amounted to $99,931 for the three months ended March 31, 2000, compared with $81,501 for the three months ended March 31, 1999. Travel expenses amounted to $80,449 for the three months ended March 31, 2000, compared with no travel expenses for the three months ended March 31, 1999. The increase in travel costs is due to the travel of research and development staff between the Company's geographical locations.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional services, telephone expense, travel and other general corporate expenses. General and administrative expenses were $1,121,072 for the three months ended March 31, 2000, compared with $294,259 for the three months ended March 31, 1999. This increase reflected the hiring of additional management, increased facilities charges and expansion of operations in the United States. Payroll expenses and management fees relating to general and administrative expenses were $207,714 for the three months ended March 31, 2000, compared with $150,099 for the three months ended March 31, 1999. The increase was due to the expansion of the management team of the Company from a year ago. Office and maintenance charges consisting of expenditures on rent, general maintenance, and communications were $229,072 for the three months ended March 31, 2000, compared with $95,761 for the three months ended March 31, 1999. Travel and accommodation expenses were $123,359 for the three months ended March 31, 2000, compared with $38,799 for the three months ended March 31, 1999. Professional fees were $525,267 for the three months ended March 31, 2000, compared with $9,600 for the three months ended March 31, 1999, the majority of which were related to legal support for the Company's financing transactions and the preparation of the previously filed Registration Statement and Annual Report.


         Marketing and Business development: Marketing and business development expenses consisted of compensation to consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing and business development expenses were $145,965 for the three months ended March 31, 2000, compared to no expenses for the three months ended March 31, 1999, when the company had yet to demonstrate its technology. Payroll expenses and consulting fees relating to marketing and business development were $105,000 for the three months ended March 31, 2000, compared with no expenses for three months ended March 31, 1999. Travel and accommodation expenses were $36,263 for the three months ended March 31, 2000, compared with no expenses for the three months ended March 31, 1999

         Interest and other charges. The Company has recorded net interest expense of $4,643,212 for the three months ended March 31, 2000, compared with $24,454 for the three months ended March 31, 1999. The interest expense included $4,000,000 for the beneficial conversion feature on the subordinated convertible debt issued during the three months ended March 31, 2000, compared to no expense for the three months ended March 31, 1999. The Company recognized interest expense of $51,002 for the amortization of the financing cost associated with the detachable warrants during the three months ended March 31, 2000, compared to no expense for the three months ended March 31, 1999. The Company also recorded an interest expense of $500,000 related to the commission charged on the subordinated convertible debt issued during the three months ended March 31, 2000, compared with no expense for the three months ended March 31, 1999. Interest expenses relating to bank overdrafts, shareholder loans and subordinated convertible debt amounted to $104,254 for the three months ended March 31, 2000, compared to $24,454 for the three months ended March 31, 1999. Interest revenue was generated through short-term deposits and amounted to $12,044 during the three months ended March 31, 2000, compared with no revenue for the three months ended March 31, 1999.

         Income Taxes. The Company has generated inter-company taxable income to date and therefore has paid $8,521 for the three months ended March 31, 2000, compared with $7,000 for the three months ended March 31, 1999. The taxes were incurred in the Israeli and Russian subsidiaries, C-TriD and Vostok, due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. Deferred tax assets created primarily from net operating loss carry-forwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

         As of March 31, 2000, the Company's cash position was $3,829,963 and its working capital deficit was $47,546, compared to a cash position of $2,030,139 and a working capital deficit of $1,415,276 as at December 31, 1999.

         Since inception, the Company has financed its operations from capital contributions, shareholder loans and subordinated convertible debt. During the three months ended March 31, 2000, the Company received net proceeds of $3,345,000 from the sale of subordinated convertible debt. By virtue of the Company receiving net proceeds of at least $3,000,000 during the quarter, a shareholder's loan in amount of $300,000 became due and payable on March 24, 2000. The loan has since been extended to May 19, 2000.

         Net cash used in operating activities was $2,151,511 for the three months ended March 31, 2000, including a net loss of $6,698,503 and an increase in payables of $453,326. Non-cash transactions involved the recording of a charge of $4,000,000 for the beneficial conversion feature on the subordinated convertible note issued during the three months ended March 31, 2000. The Company also issued detachable warrants in conjunction with the subordinated convertible note during the quarter, resulting in a $4,000,000 deferred interest asset to be amortized over the term of the debt. The Company amortized $51,002 during the three months ended March 31, 2000. The Company's current operating expenditures are approximately $700,000 per month and the Company plans to increase its operating expenditures to $1,100,000 a month in order to expand its operations. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements until late in 2001.

         The Company incurred net capital expenditures of $43,475 for the three months ended March 31, 2000, compared with $12,789 for the three months ended March 31, 1999. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

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

         The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $17,369,837 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. Thus, there is no assurance that the Company will be able to continue as a going concern. As a result of these factors, the Company's independent certified public accountants modified their opinion with an explanatory paragraph addressing the Company's ability to continue as a going concern.

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

Year 2000 Issue

         As of May 9, 2000, the Company's management does not have any actual knowledge of any Year 2000 computer problem that has had, is having or will have a material adverse effect on the Company's financial condition.

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

                                  RISK FACTORS

No History of Revenue

         As a research and development enterprise, the Company has no revenue history and therefore has not achieved profitability. The Company expects to continue to incur operating losses until late in the third or fourth quarter of 2001. The Company incurred a net loss of $6,698,503 for the three months ended March 31, 2000, $4,866,687 for the year ended December 31, 1999 and $3,191,902 for the year ended December 31, 1998. The Company has never been profitable, and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase its operating expenses from approximately $700,000 per month to $1,100,000 per month in order to fund research and development and increase its administration resources. The Company expects to receive revenues by the first quarter of 2001. Nevertheless, it is possible that the revenue of the Company may never be sufficient to recognize a profit.

Limited Operating History

         The operations of the Company began in January of 1997, when it continued the performance of research and development of three-dimensional technology for the storage of digital information on disc that had begun in 1995.

         The Company's proposed operations will be subject to the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development, production and marketing of a start-up operation. Primarily, there is the risk that the Company may not be able to transform the technology into commercially profitable products. Also, there is the risk that once introduced into the market place, the Company's products will not be embraced by the market.

The Company as a Going Concern

         Due to its lack of operating revenues, accumulated operating losses of $17,369,837 and the need for additional working capital, there is no assurance that the Company will be able to continue as a going concern. The Company's independent certified public accountants modified their opinion on the Company's Financial Statements in the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000 to express their substantial doubt about the Company's ability to continue as a going concern.

Need for Additional Capital

         The Company believes that it has sufficient working capital to sustain its operations through September 2000. However, as a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company is currently generating no revenues and does not expect to do so until early in 2001. There is no assurance that revenues generated in future operations, if any, will be sufficient to finance the complete cost of the Company's research and development. Additional funds will be required before the Company achieves positive cash flow from operations. Future capital requirements and profitability depend on many factors, including, but not limited to, the timely success of product development projects and the timeliness and success of joint venture and corporate alliance strategies and marketing. The Company is actively in the process of raising additional capital, including the issuance of convertible debt securities and the potential issuance of preferred shares. The Company's outstanding convertible debt contains no restrictions on the further incurrence of indebtedness nor does such debt adversely affect the Company's liquidity. However, future debt or preferred share offerings could result in restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. However, there can be no assurances that financing or additional funds needed will be available when needed or, if available, on terms acceptable to the Company. Additional equity or convertible debt financing, if obtained, could result in substantial dilution to shareholders. The Company is not currently considering acquiring a bank credit facility.

Sales of Securities Under Rule 144

         Under Rule 144 of the U.S. Securities Act of 1933, as amended ("Rule 144"), certain holders of restricted shares of the Common Stock of C3D might be able to sell at least some of their shares of such Common Stock beginning one year after C3D offered or sold those shares of Common Stock to them. Such sales, if legally permissible, might be subject to certain restrictions and limitations under Rule 144. Sales of such Common Stock may result in a lower per share price of C3D's Common Stock and/or volatility in such price. In particular, as of May 4, 2000, those shareholders who were sold and/or offered shares of Common Stock on May 7, 1999 pursuant to a Regulation S offering under the U.S. Securities Exchange Act of 1933, as amended, held 1,359,765 shares of Common Stock of C3D, at least some of which might be salable pursuant and subject to Rule 144. In addition, Michael Goldberg, Director of Legal Affairs, interim Chief Operating Officer, Secretary and Member of the Board of Directors of C3D, and Brigadier General Itzhak Yaakov, Chairman of the Board of Directors of C3D, have held shares of C3D's Common Stock whose issuance was authorized by C3D's Board of Directors on March 8, 1999 and which might also be salable pursuant and subject to Rule 144. However, nothing in this paragraph should be deemed an opinion, legal or otherwise, regarding the salability of any shares of Common Stock of C3D referred to in this paragraph or elsewhere.

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

         Israel's physical security and integrity have been at risk since Israel's inception as a modern nation. Recently, Israel and Syria have stopped their peace negotiations. There is no formal peace between Israel and Syria or Lebanon, and there are conflicts also between Israel and Iraq and between Israel and Iran. Furthermore, Israel and the Palestinian Authority have been conducting negotiations with respect to the legal status of the West Bank and Gaza Strip, and negotiations concerning the legal status of Jerusalem, the current Israeli capitol, may ensue. In connection with those negotiations and their results, violent activity has occurred, and may reoccur. Therefore, to the extent that the Company has operations in Israel, there is risk that the political instability will have an adverse impact on the Company's ability to conduct its business. It is highly unlikely, but possible, that Israel's compulsory military service obligation for its citizens, which lasts until an individual is 50 years of age, could disrupt the scheduled work of the Company's Israeli research and development facility, which in turn could delay the commercial launch of the Company's planned volumetric storage product line and materially adversely affect the Company's results of operations and financial condition.

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

Proprietary Rights Protection

         Although the Company intends to rely on trade secret, trademark, copyright and other intellectual property laws to protect its Fluorescent Memory Technology, currently the Company relies and expects to rely almost entirely on patent laws for such protection. While the Company currently intends to vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its Fluorescent Memory Technology and to enforce its rights will be successful. The Company, through its wholly owned subsidiary TriDStore IP, L.L.C., individually holds five U.S. patents relating to its Fluorescent Memory Technology. Through its wholly owned subsidiary TriDStore IP, L.L.C., the Company holds more than forty U.S. and foreign regular patent applications relating to its Fluorescent Memory Technology. However, there can be no assurance that patents will be issued for those patent applications. As of May 9, 2000, through its wholly owned subsidiary TriDStore IP, L.L.C., the Company holds thirteen pending provisional patent applications. There is also no assurance that the Company will timely exercise its right to convert provisional patent applications into regular or international patent applications or that patents will be issued for any regular or international patent applications into which the Company does convert such provisional patent applications.

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

Year 2000

         As of May 9, 2000, the Company's management does not have any actual knowledge of any Year 2000 computer problem that has had, is having or will have a material adverse effect on the Company's financial condition.

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

Restricted Securities

         Sales of a substantial number of shares of our Common Stock after the filing of this Quarterly Report could adversely affect the market price of our Common Stock by introducing a large number of sellers to the market. Given the potential volatility in the price of our shares, these sales could cause the market price of our Common Stock to decline.

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

                           PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The information below relates to securities of C3D sold by C3D during the period covered by this Quarterly Report that were not registered under the U.S. Securities Act of 1933 (the"Securities Act"). THE SHARE AMOUNTS AND PRICES PER SHARE HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF C3D'S COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are included herein:

27. Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 2000 except for the following:

On March 13, 2000, a report on Form 8-K was filed presenting the press release dated March 1, 2000 for C3D's intended acquisition of all of the outstanding voting stock of Reflekt Technology, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONSTELLATION 3D, INC.
                                    ----------------------
                                          (Registrant)



Date:  May 15, 2000                 By:   /s/ Eugene Levich
                                          -----------------
                                          EUGENE LEVICH
                                               President and
                                          Chief Executive Officer
                                          (Principal Executive Officer
                                               and Director)


Date:  May 15, 2000                 By:   /s/ Leonardo Berezowsky
                                          -----------------------
                                          LEONARDO BEREZOWSKY
                                          Chief Financial Officer and Senior
                                          Vice President of Finance
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX


The following exhibit is filed as part of this Quarterly Report on Form 10-Q:



Exhibit
Number

27                Financial Data Schedule