Form 10-Q
period 2000-06-30
C3D INC
filed 2000-08-14
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000
                         Commission File Number 0-28081

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

                 230 Park Avenue, Suite 453, New York, NY 10169
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes  [X]    No [ ]

As of July 31, 2000, 51,501,609 shares of the registrant's common stock, $.001 par value per share, (the "Common Stock") were issued and outstanding, including the 10,500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant. EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS QUARTERLY REPORT, ALL SHARE, WARRANT AND OPTION AMOUNTS, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000.

                                Table of Contents

Part I-Financial Information.................................................  4
Item 1. Financial Statements (Unaudited).....................................  4
Consolidated Condensed Balance Sheets .......................................  4
Consolidated Condensed Statements of Operations .............................  5
Consolidated Condensed Statement of Stockholders' Deficit ...................  6
Consolidated Condensed Statements of Cashflows ..............................  7
Notes to Consolidated Condensed Financial Statements ........................  9
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 12
Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 19
Risk Factors ................................................................ 20
Part II-Other Information.................................................... 28
Item 1. Legal Proceedings.................................................... 28
Item 2. Changes in Securities and Use of Proceeds............................ 28
Item 3. Defaults upon Senior Securities...................................... 28
Item 6. Exhibits and Reports on Form 8-K..................................... 29
Signatures .................................................................. 30
Index to Exhibits ........................................................... 31

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

         All of the above factors could cause our actual results to differ materially from historical results and those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Quarterly Report, including without limitation, the Risk Factors beginning on page 20 of this Quarterly Report. This document should be read in conjunction with the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        June 30,         December 31,
                                                                                   2000 (Unaudited)          1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                         $  1,768,455       $  2,030,139
   Prepaid and other                                                                      197,269            150,989
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    1,965,724          2,181,128

Property, Plant and Equipment, net                                                        288,842            241,100

Deferred Interest, net of accumulated amortization of $641,168                          3,358,832                  -
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $  5,613,398       $  2,422,228
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Note payable                                                                      $    674,481       $    650,577
   Accounts payable and accrued expenses                                                1,511,857          1,268,404
   Due to related parties                                                                 560,508            360,711
   Due to shareholder                                                                   1,381,534          1,316,712
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                               4,128,380          3,596,404

Convertible Notes Payable                                                               6,301,710          2,105,480

Other Long Term Liabilities                                                                57,457             39,969
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                      10,487,547          5,741,853
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
    outstanding                                                                                 -                  -
   Common stock, $.001 par value; 100,000,000 shares authorized, 41,001,609
    issued and outstanding                                                                 41,001             41,001
   Additional paid in capital                                                          19,603,708          7,310,708
   Deficit accumulated during the development stage                                   (24,518,858)       (10,671,334)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                            (4,874,149)        (3,319,625)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                          $  5,613,398       $  2,422,228
=======================================================================================================================

                   The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (Unaudited)


                                          Cumulative Amounts
                                            From Inception       Three Months Ended June 30,             Six Months Ended June 30,
                                         (September 25, 1997)   -----------------------------       --------------------------------
                                        Through June 30, 2000       2000              1999                2000               1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Research and development                  $  7,357,932         $ 1,138,305       $   739,099       $   1,918,038       $ 1,062,305
 General and administrative                   6,791,986             859,223           260,604           1,980,295           554,863
 Marketing                                      225,846              79,881                 -             225,846                 -
 Noncash stock-based compensation             4,293,000           4,293,000                 -           4,293,000                 -
------------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                     18,668,764           6,370,409           999,703           8,417,179         1,617,168
------------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
 Interest expense, net                        5,771,523             775,612             4,836           5,418,824            29,290
 Taxes                                           78,571               3,000             4,000              11,521            11,000
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                   $(24,518,858)        $(7,149,021)      $(1,008,539)       $(13,847,524)      $(1,657,458)
====================================================================================================================================

Net loss per share - basic and diluted                          $     (0.17)      $     (0.03)       $      (0.34)      $     (0.06)
====================================================================================================================================

Weighted average number of shares of
  common stock outstanding - basic and
  diluted                                                        41,001,609        29,214,000          41,001,609        29,214,000
====================================================================================================================================


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                                     Deficit
                                                                                                   Accumulated
                                                       Common Stock               Additional       During the
                                                  Shares         Amount        Paid-in Capital  Development Stage      Total
====================================================================================================================================
Constellation 3D, Inc. Activities
(Formerly Constellation 3D Holdings):
Issuance of common stock for cash                     600       $      3       $         -       $          -       $         3

Net Loss                                                -              -                 -         (2,612,745)       (2,612,745)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                            600              3                 -         (2,612,745)        (2,612,742)

Issuance of common stock for cancellation
   of shareholders advances, December 27,
   1998                                         3,749,400         39,906         4,848,631                  -          4,888,537

 Recapitalization, December 27, 1998           25,464,000        (10,695)           10,695                  -                  -

 Net Loss                                               -              -                 -         (3,191,902)        (3,191,902)
------------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1998                    29,214,000         29,214         4,859,326         (5,804,647)          (916,107)

Debt settlement through the issuance ofs
   common stock - April 1, 1999                    36,000             36           241,454                  -            241,490

Common stock issued in connection with
   reverse acquisition - October 1, 1999       11,109,765         11,109           942,096                  -            953,205

Conversion of notes payable ($1.67/share)
   - October 22, 1999                             608,835            609         1,014,116                  -          1,014,725

Sale of common stock for cash, net
   ($4.90/share) November 1, 1999                  25,509             25            99,974                  -             99,999

Issuance of common stock for services
   ($3.83/share) November 8, 1999                   7,500              8            28,742                  -             28,750

Beneficial conversion discount of
   convertible debt - November 11, 1999                 -              -           125,000                  -            125,000

Net Loss                                                -              -                 -         (4,866,687)        (4,866,687)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                     41,001,609         41,001         7,310,708        (10,671,334)        (3,319,625)

Deferred interest related to issuance of
   detachable warrants - March 24, 2000                 -              -         4,000,000                  -          4,000,000

Beneficial conversion discount of
   convertible debt - March 24, 2000                    -              -         4,000,000                  -          4,000,000

Noncash stock-based compensation related
   to issuance of stock options to
   consultant - May 11, 2000                            -              -         4,293,000                  -          4,293,000

Net Loss                                                -              -                 -        (13,847,524)       (13,847,524)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000 (unaudited)             41,001,609       $ 41,001       $19,603,708       $(24,518,858)      $ (4,874,149)
====================================================================================================================================

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (Unaudited)



                                                         Cumulative Amounts
                                                           From Inception
                                                        (September 25, 1997)   Three Months Ended June 30,
                                                          Through June 30,    ------------------------------
                                                                2000              2000               1999
=================================================================================================================
Cash Flows From Operating Activities
 Net loss                                                  $(24,518,858)      $(7,149,021)      $(1,008,539)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Noncash stock-based compensation                         4,321,750         4,293,000                 -
     Discount amortization on convertible debt                4,125,000                 -                 -
     Discount amortization on deferred interest                 641,168           590,166                 -
     Depreciation                                               109,386            18,386            21,176
     Write down of furniture and equipment                       49,750                 -            49,750
     Change in assets and liabilities:
       Prepaid and other                                       (212,203)           13,675            67,184
       Accounts payable                                       2,112,683          (209,873)          371,498
       Accrued interest on convertible notes payable            233,147           149,611                 -
       Accrued interest on notes payable                         23,904            11,952                 -
       Accrued interest on shareholder loans                     64,822            32,411                 -
-----------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                       (13,049,451)       (2,249,693)         (498,931)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchase of furniture and equipment                           (529,907)          (34,290)          (95,796)
 Sale of furniture and equipment                                 80,405                 -                 -
 Business acquisition, net of cash acquired                   1,019,413                 -                 -
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided (Used in) Investing Activities                569,911           (34,290)          (95,796)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                       4,988,540                 -                 -
 Proceeds from issuance of convertible debt                   7,100,000                 -                 -
 Proceeds from (repayments to) shareholders loan              1,541,490                 -          (239,144)
 Net changes in other long-term debt                             57,457            17,038            (9,906)
 Advances from (repayments to) related party                    560,508           205,437          (415,123)
 Advances from parent company                                         -                 -         1,234,837
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                    14,247,995           222,475           570,664
-----------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                                   1,768,455        (2,061,508)          (24,063)

Cash and Cash Equivalents, beginning of period                        -         3,829,963           136,863
-----------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                   $  1,768,455       $ 1,768,455       $   112,800
=================================================================================================================

Non-cash Financing Activity
Deferred interest related to
detachable warrants                                        $  4,000,000       $         -       $         -
=================================================================================================================


                                                             Six Months Ended June 30,
                                                         -------------------------------
                                                               2000               1999
========================================================================================
Cash Flows From Operating Activities
 Net loss                                                $(13,847,524)      $(1,657,458)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Noncash stock-based compensation                       4,293,000                 -
     Discount amortization on convertible debt              4,000,000                 -
     Discount amortization on deferred interest               641,168                 -
     Depreciation                                              30,023            33,993
     Write down of furniture and equipment                          -            49,750
     Change in assets and liabilities:
       Prepaid and other                                      (46,280)           16,013
       Accounts payable                                       243,453           424,591
       Accrued interest on convertible notes payable          196,230                 -
       Accrued interest on notes payable                       23,904                 -
       Accrued interest on shareholder loans                   64,822                 -
----------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                      (4,401,204)       (1,133,111)
----------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchase of furniture and equipment                          (77,765)         (108,585)
 Sale of furniture and equipment                                    -                 -
 Business acquisition, net of cash acquired                         -                 -
----------------------------------------------------------------------------------------

Net Cash Provided (Used in) Investing Activities              (77,765)         (108,585)
----------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                             -                 -
 Proceeds from issuance of convertible debt                 4,000,000                 -
 Proceeds from (repayments to) shareholders loan                    -           241,490
 Net changes in other long-term debt                           17,488             3,678
 Advances from (repayments to) related party                  199,797          (248,606)
 Advances from parent company                                       -         1,234,837
----------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                   4,217,285         1,231,399
----------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                                  (261,684)          (10,297)

Cash and Cash Equivalents, beginning of period              2,030,139           123,097
----------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                 $  1,768,455       $   112,800
========================================================================================

Non-cash Financing Activity
Deferred interest related to
detachable warrants                                      $  4,000,000       $         -
========================================================================================

              The accompanying notes are an integral part of these
                   consolidated condensed financial statement

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BUSINESS DESCRIPTION

Constellation 3D, Inc., a Florida corporation ("C3D"; together with all of its subsidiaries, the "Company"), was incorporated on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the company was changed to C3D Inc. on March 24, 1999 in anticipation of a transaction with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech").

On October 1, 1999, C3D completed the acquisition of Constellation Tech which was treated as a reverse acquisition whereby C3D was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost bases. The results of operations include those of both companies from the date of acquisition. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. As the transaction was a reverse acquisition with a public shell, no pro forma information related to this transaction is provided. The equity section of the balance sheet and the earnings per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement.

The consolidated condensed financial statements of the Company include the accounts of its subsidiaries after elimination of intercompany balances and transactions.

On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999, and amended its Articles of Incorporation to allow for an increase in the number of shares authorized from 50,000,000 shares to 100,000,000 shares of Common Stock ($.001 par value). In addition, the Company is authorized to issue 10,000,000 shares of preferred stock (no par value). On January 18, 2000, a three-for-one forward split of C3D's Common Stock took effect for shareholders of record as December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

The Company has developed what it believes to be a state-of-the-art optical, data storage product that surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheets as of June 30, 2000, and the related consolidated condensed statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated condensed financial statements and the related notes thereto included in C3D's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

The results of operations presented for the three months ended June 30, 2000 and 1999 and the results of operations for the six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $24,518,858 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. Thus, there is no assurance that the Company will be able to continue as a going concern. As a result of these factors, the Company's independent certified public accountants modified their opinion on the amended

Form 10-K filed with the Securities and Exchange Commission on March 31, 2000, with an explanatory paragraph addressing the Company's ability to continue as a going concern.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997.

Also, Statement Of Position 98-5, "Reporting the Costs of Start-up Activities" is effective for the year ended January 1, 2000.

The Company does not expect the adoption of either of the above accounting pronouncements to have a material effect on its financial position or results of operations.

NOTE 4. INCOME TAXES

The Company records its provision for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A 100% valuation allowance has been recorded against the deferred tax asset as management has yet to establish that recovery of this asset is more likely than not.

NOTE 5. NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding. Per share information for all prior periods have been adjusted to reflect the three-for-one forward stock split effective January 18, 2000. Diluted loss per share reflects the effect of the issuance of shares of the Company's Common Stock upon the exercise of stock options and warrants based on the treasury method of computing such effects. As of June 30, 2000, the Company had issued 3,450,000 warrants and 4,846,550 options to purchase shares of Common Stock which were not included in the calculation of diluted loss per share as their effect was anti-dilutive.

NOTE 6. STOCKHOLDERS' DEFICIT

Convertible subordinated debt

On March 24, 2000, C3D issued a 10% subordinated convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC, a limited liability company organized under the laws of New York ("Sands Brothers VC"). The subordinate convertible debenture can be converted at any time into shares of Common Stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. The quoted price for the Company's stock on March 24, 2000 was $46.50, resulting in a deemed beneficial conversion feature and discount of approximately $4,000,000, which was recorded as interest expense and an increase to additional paid-in capital in the first quarter of this year. Sands Brothers VC has the right to demand repayment of all or any portion of the principal amount of the convertible debenture and interest outstanding before the maturity date in the event that C3D receives no less than $25,000,000 in gross financings through the sale of debt and/or equity securities or a change of control of the company occurs. C3D granted the subordinate convertible debenture holder certain registration rights with respect to the underlying Common Stock.

Warrants to purchase Common Stock

Upon closing of the $4,000,000 subordinate convertible debenture to Sands Brothers VC on March 24, 2000, and pursuant to the terms of the agency agreement originally signed on December 1, 1999 (the "Agency Agreement"), by and between the Company and Sands Brothers & Co. Ltd., a Delaware corporation ("Sands Brothers"), the Company issued to Sands Brothers detachable warrants to purchase 1,050,000 shares of Common Stock at an exercise price of $3.67 per share and warrants to purchase 2,400,000 shares of Common Stock at an exercise price of $15.13 per share until December 1, 2004. C3D granted the warrant holder certain registration rights with respect to the underlying Common Stock and the option to exercise the stock warrants in lieu of any cash payment in exchange for the number of shares of Common Stock that amount to the difference between the market price and the exercise price of the stock warrants.

Proceeds from the subordinate convertible debenture issued with the detachable stock purchase warrants are allocated between the debenture and the warrants based on their relative fair values as required by Accounting Principles Board Opinion No. 14. The value ascribed to the detachable warrants for accounting purposes was $4,000,000 based on the proceeds of the subordinate convertible debenture to the Company. The $4,000,000 value was recorded as a debt discount and will be amortized as a component of interest expense over the term of the related debt. This amount is presented as an addition to paid-in capital of stockholders' deficit.

Stock options

The shareholders approved the 1999 stock option plan (the "Plan") on December 27, 1999. The Plan allows the Company to grant stock options to officers, other key employees, directors and other important consultants at prices not less than fair market value at date of grant. A maximum of 4,617,540 shares were approved to be issued under the Plan. As at June 30, 2000 there were 3,871,550 options under this Plan outstanding and 975,000 options outside of the plan outstanding.

The following table summarizes the options currently outstanding:

                                              Weighted average
                                                 remaining             Options
Exercise price       Number of options       contractual life        exercisable
--------------       -----------------       ------------------      -----------
   $ 1.33                 525,000                   3.62                525,000
   $ 5.00                 450,000                   2.80                450,000
   $10.69               3,871,550                   4.79              3,871,550
                        ---------                                     ---------
                        4,846,550                                     4,846,550
                        ---------                                     ---------

Noncash stock-based compensation

On May 11, 2000 the Company granted options to a non-employee consultant to purchase 450,000 shares of the Company's common stock at an exercise price of $5.00 per share. The option to purchase the shares vested on June 30, 2000 and will expire 3 years from the date of grant. In connection with the issuance, the Company recorded a non-cash compensation charge to operations of $4,293,000, representing the fair value of the issuance, calculated using the Black-Scholes option pricing model.

Common stock issued to Constellation 3D Trust LLC

During the six months ended June 30, 2000, the Company has issued a total of 10,500,000 (Ten Million Five Hundred Thousand) shares of Common Stock to Constellation 3D Trust LLC, a wholly owned subsidiary of the Company. Constellation 3D Trust LLC intends to use the shares to raise debt or equity capital and contribute the proceeds thereof to the Company. For the purposes of the Company's consolidated condensed financial statements, the issuance of the 10,500,000 shares of Common Stock are not considered to be issued or outstanding because the Common Stock has remained under the control of the Company and will be cancelled if no financing transaction is completed.

NOTE 7. LEGAL PROCEEDINGS

On June 9, 2000, Challis International Limited ("Challis") commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation Tech and C3D. The Complaint alleges that Challis entered into several contracts with Constellation Tech or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in C3D. Although none of the contracts upon which Challis bases its claims were with C3D, Challis seeks to hold C3D liable based on an allegation that C3D is the alter-ego of Constellation Tech. Challis alleges that it is entitled to 3,494,205 shares of C3D. The complaint seeks an order directing the defendants to issue proper certificates to Challis for 3,494,205 shares of C3D or, if specific performance is not granted, the fair market value of the shares, plus any incidental damages. The Company believes that the outcome will not have a material adverse effect on the Company's financial statements.

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

Overview

         Constellation 3D, Inc. ("C3D"), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United States, Israel and Russia and a subcontractor who performs services for the Company in Ukraine, the Company researches and develops optical data storage technology products with flexibility in commercial applications. The Company has developed what it believes to be a state-of-the-art optical, data storage product that surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine.

         The Company plans to continue its focus on research and development of its data storage technology and to develop strategic alliances, joint ventures and licensing arrangements with established companies in the data storage industry. The Company expects that its operating expenses will increase significantly during the foreseeable future as the result of its plans to:

         o increase expenditures on marketing and business development by hosting demonstrations of the Company's technology to potential strategic partners, continually obtaining information about the market size and growth parameters to update the market analysis, updating industry pricing and cost trends, enlarging the team responsible for establishing partnerships, and monitoring new technological developments in the industry. The Company expects to increase expenditures from the current levels of approximately $40,000 per month to $450,000 per month for the above activities;

         o enhance existing capabilities of products by increasing the levels of research and development expenditures and capital assets from the current levels of $350,000 per month to $600,000;

         o increase expenditures on administration to provide the overall management of the parent company as well as the subsidiaries from the current levels of $330,000 per month to $450,000 per month;

         o increase monthly expenditures on professional fees for patent registration, licensing and joint venture agreements from $40,000 per month to $150,000 per month; and

         o establish research and development facilities with initial manufacturing capabilities in the United States by hiring additional staff and transferring equipment and personnel. The Company expects such expenses to be approximately $1,000,000 over the next twelve months.

         On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company. C3D then issued 2,500,000 (Two Million Five Hundred Thousand) shares of Common Stock to Constellation 3D Trust LLC as a capital contribution. On March 21, 2000, C3D issued an additional 3,000,000 (Three Million) shares of Common Stock and on June 27, 2000, C3D issued an additional 5,000,000 (Five Million) shares of Common Stock to Constellation 3D Trust LLC as capital contributions. Constellation 3D Trust LLC intends to use the shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital. For the purposes of the Company's consolidated condensed financial statements, the issuance of the 10,500,000 (Ten Million Five Hundred Thousand) shares of Common Stock are not considered to be issued or outstanding because the Common Stock has remained under the control of C3D and will be cancelled if no financing transaction is completed.

         On February 15, 2000, the Company entered into a letter of intent to acquire Reflekt Technology, Inc., a Massachusetts corporation. There is no assurance that the transaction will be consummated. It is possible that the parties to the letter of intent will agree to modify or waive one or more terms and/or conditions of the letter of intent or that the Company instead will acquire certain assets of Reflekt Technology, Inc. If the acquisition is consummated, it is also possible that, by agreement of the parties, one or more terms and/or conditions of any legally binding definitive acquisition agreements will differ materially from the terms and conditions of the letter of intent.

         On April 7, 2000, the Company formed FMD&E, Inc., ("FMD&E") a Commonwealth of Massachusetts corporation, for the purpose of researching and developing replication hardware for mass production of the Company's proposed products.

         The Company must raise additional funds as a result of the planned significant increase in its operating expenditures and anticipates that it will require approximately $25 million in order to fund its operations over the next twelve months. The Company has sufficient working capital to support its operations through September 2000 and is in the process of negotiating for additional capital. The Company does not expect to receive revenues until the first quarter of the fiscal year 2001 and expects to continue to incur operating losses until late in the first quarter of fiscal year 2002. The Company is currently exploring additional financing alternatives, including the possibility of private equity or debt offerings.

         On March 23, 2000, the Company entered into another agreement to amend the Placement Agency Agreement and Warrant Agreement dated December 1, 1999, with Sands Brothers & Co., Ltd. (the "Agency Agreement" and "Warrant Agreement" respectively) pursuant to which Sands Brothers & Co., Ltd. ("Sands Brothers") is to raise, on a best efforts basis, a minimum of $4.0 million (the "Minimum Amount") and a maximum of $120.0 million of financing for the Company. Furthermore, the Company shall issue to Sands Brothers warrants to purchase 1,050,000 shares at an exercise price of $3.67 for the Minimum Amount of securities sold, and 600,000 stock warrants for each $1.0 million of all securities sold up to $25.0 million (the "Additional Placement Agent Warrants") at an exercise price equal to a 40% discount to the average of the bid price of the Common Stock for the 120 day period prior to any closing, but in no event less than $5.00 per share. On March 24, 2000, Sands Brothers raised the Minimum Amount by way of a subordinated convertible debenture and was issued warrants to purchase 1,050,000 and 2,400,00 shares of Common Stock at a price of $3.67 and $15.13 respectively.

         On May 16, 2000, the Company entered into another agreement to amend the Agency Agreement and Warrant Agreement pursuant to which the exercise price for the Additional Placement Agent Warrants shall be at a price equal to a 40% discount to the lower of (a) the average closing bid price of the Common Stock for the 120 day period prior to the date of closing or (b) the average for the 7 day period prior to the date of closing.

         On May 31, 2000, the Company entered into another agreement to amend the Agency Agreement, Warrant Agreement and Warrant Certificate No. SB-2 pursuant to which the exercise price for the Additional Placement Agent Warrants shall be at a price equal to the lower (a) the average closing bid price of the Common Stock for the 120 day period prior to the date of closing, (b) the average for the 7 day period prior to the date of closing, or (c) a 40% discount of the purchase price paid by any investor introduced directly or indirectly by Sands Brothers. Furthermore, Sands Brothers shall have the right to exercise the stock warrants at any time from the date of issuance to the end of the five-year term.

         On June 28, 2000, the Company entered into another agreement to amend the Agency Agreement and Warrant Agreement pursuant to which, effective July 10, 2000, the retention of Sands Brothers under the Agency Agreement shall be one of a non-exclusive basis and Sands Brothers shall not be entitled to any fees or stock warrants with respect to financing sources not brought by Sands Brothers.

         On August 3, 2000, the Company entered into another agreement to amend the Agency Agreement, the Warrant Agreement and Warrant Certificate No. SB-2, pursuant to which Sands Brothers would receive, in connection with financing by any party introduced directly or indirectly by Sands Brothers and which is consummated by no later than November 1, 2000 (but with respect to one particular investor only, by August 11, 2000), 300,000 warrants for each $1 million of financing on the first $25 million of financing and 150,000 warrants for each $1 million of financing on a further $50 million of financing, at an exercise price of $10.34 per share. The exercise price is reduced to $8.25 per share in the event that at least $75 million of financing is available from financing sources having good and immediately available funds for the Company. The first 2.4 million of any warrants issued would contain cashless exercise provisions and any additional warrants issued would not contain such provisions. Warrant Certificate No. SB-2 would be cancelled after the issuance of 12.6 million warrants and on a pro-rata basis up to an aggregate 15 million warrants. Furthermore, the warrants issued pursuant to Warrant Certificate No. SB-2 were amended to not have "cashless" exercise provisions on a pro-rata basis upon issuance of the first 2.4 million warrants issued.

         Although the Company's existing debt securities contain no such restrictions, the signing of future convertible debt or preferred share agreements could result in restrictions being placed on dividends, interest and principal payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern.

         The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as data storage. These risks include, but are not limited to, rapid technological change, inability to manage growth, competition from more established companies, dependence on suppliers, internal system problems, and the inability to obtain sufficient financing and an unproven business record.

Results of Operations for the Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Our reported financial condition and earnings for the six months ended June 30, 2000, includes all amounts for the parent company, C3D, and our three wholly owned operating subsidiary companies, C-TriD Israel, an Israeli company ("C-TriD"), TriD Store Vostok, a Russian company ("Vostok"), and FMD&E, Inc., a Massachusetts company ("FMD&E"). Our reported financial condition and earnings for the comparative six months ended June 30, 1999, include the consolidated amounts of the predecessor company, Constellation Tech.

         Revenue. The Company generated no revenue for the six months ended June 30, 2000 and 1999.

         Research and Development Expenses. The Company incurred research and development expenses of $1,918,038 for the six months ended June 30, 2000, compared with $1,062,305 for six months ended June 30, 1999. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, and professional fees for patent registration of intellectual property. The significant costs were payroll for staff and contractors which amounted to $1,146,560 for the six months ended June 30, 2000, compared with $520,000 for the six months ended June 30, 1999. Professional fees were $149,277 for patent registration for the six months ended June 30, 2000, compared with $383,252 for the six months ended June 30, 1999. The decrease in patent registration was due to the Company's proprietary technology ("Fluorescent Memory" or "Fluorescent Memory Technology") becoming more proven and patentable during the same period last year. Materials consumed amounted to $182,781 for the six months ended June 30, 2000, compared with $17,881 for the six months ended June 30, 1999. The increase in material was due to purchase of lasers required at the current stage of development of the Company's products. Travel expenses amounted to $141,090 for the six months ended June 30, 2000, compared with no travel expenses for the six months ended June 30, 1999. The increase in travel costs is due to the travel of research and development staff between the Company's geographical locations. General and administrative costs associated with research and development facilities were $160,195 for the six months ended June 30, 2000, compared with $117,136 for the six months ended June 30, 1999. Depreciation expenses were $12,138 for the six months ended June 30, 2000, compared with $24,036 for the six months ended June 30, 1999.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $1,980,295 for the six months ended June 30, 2000, compared with $554,863 for the six months ended June 30, 1999. The Company paid substantially more for management and facilities for the six months ended June 30, 2000, than it did for the six months ended June 30, 1999. Payroll expenses and management fees relating to general and administrative activities were $423,758 for the six months ended June 30, 2000, compared with $170,335 for the six months ended June 30, 1999. The rise in compensation expenses was due to the increase in the size and compensation of the management team compared to the six months ended June 30, 1999. Office and maintenance charges were $288,005 for the six months ended June 30, 2000, compared with $205,962 for the six months ended June 30 1999. The increase in office and maintenance charges relates to the increased activity of the New York office for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, when there was no corporate office in New York. Travel and accommodation expenses were $288,725 in the six months ended June 30, 2000, compared with $92,777 for the six months ended June 30, 1999. The increase in travel and accommodation expenditures was due to the increased fund-raising activities of the Company for the six months ended June 30, 2000, over the six months ended June 30, 1999. Professional fees were $740,695 for the six months ended June 30, 2000, compared with $26,392 for the six months ended June 30, 1999. The increase was for legal support for the Company's financing transactions and the legal and auditing work required for the preparation of the previously filed quarterly and annual reports. Consulting fees amounted to $130,516 for the six months ended June 30, 2000, compared with $49,440 for the six months ended June 30, 1999. Shareholder relations expenses and filing fees were $90,711 for the six months ended June 30, 2000, compared with no expenses or fees for the six months ended June 30, 1999. Depreciation expenses were $9,038 for the six months ended June 30, 2000, compared with $9,957 for the six months ended June 30, 1999.

         Marketing and Business Development: Marketing and business development expenses consisted of compensation to consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing and business development expenses were $225,846 for the six months ended June 30, 2000, compared to no expenses for the six months ended June 30, 1999, when the company had yet to demonstrate its technology. Consulting fees relating to marketing and business development were $165,000 for the six months ended June 30, 2000, compared with no expenses for six months ended June 30, 1999. Travel and accommodation expenses for product demonstrations and exhibits were $56,143 for the six months ended June 30, 2000, compared with no expenses for the six months ended June 30, 1999. The Company incurred $4,703 in expenses relating to media exposure for the six months ended June 30, 2000, compared to no expenses for the six months ended June 30, 1999.

         Noncash Stock-Based Compensation. Noncash stock-based compensation costs were $4,293,000 for the six months ended June 30, 2000, compared with no noncash stock-based compensation costs for the six months ended June 30, 1999. The cost is due to the grant of 450,000 options to a non-employee consultant of the Company during the six months ended June 30, 2000. The charge represents the relative fair value ascribed to the options measured using the Black-Scholes option pricing model. This amount is presented as an addition to paid-in capital in the statement of stockholders' deficit.

         Interest and Other Charges. The Company has recorded net interest expense of $5,418,824 for the six months ended June 30, 2000, compared with $29,290 for the six months ended June 30, 1999. The interest expense included $4,000,000 for the beneficial conversion feature on the subordinated convertible debt issued during the six months ended June 30, 2000, compared to no such expense for the six months ended June 30, 1999. The Company recorded interest expense of $641,168 for the amortization of the financing cost associated with the detachable warrants during the six months ended June 30, 2000, compared to no such expense for the six months ended June 30, 1999. The Company also recorded an interest expense of $500,000 related to the commission charged on the subordinated convertible debt issued during the six months ended June 30, 2000, compared with no such expense for the six months ended June 30, 1999. Interest expenses relating to bank overdrafts, shareholder loans and subordinated convertible debt amounted to $296,885 for the six months ended June 30, 2000, compared to $29,290 for the six months ended June 30, 1999. Interest revenue was generated through short-term deposits and amounted to $19,229 during the six months ended June 30, 2000, compared with no interest revenue for the six months ended June 30, 1999.

         Income Taxes. The Company has generated minimal inter-company taxable income to date and therefore has paid $11,521 for the six months ended June 30, 2000, compared with $11,000 for the six months ended June 30, 1999. The taxes were incurred in the Russian and Israeli subsidiaries due to their treatment of inter-company advances as taxable revenue.

Results of Operations for the Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

         Our reported financial condition and earnings for the three months ended June 30, 2000, includes all amounts for the parent company, C3D, and our three wholly owned operating subsidiary companies, C-TriD, Vostok and FMD&E. Our reported financial condition and earnings for the comparative three months ended June 30, 1999, include the consolidated amounts of the predecessor company, Constellation Tech.

         Revenue. The Company generated no revenue in the three months ended June 30, 2000 and 1999.

         Research and Development Expenses. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, professional fees for intellectual property, general and administrative expenses related to development offices, and travel expenses. The Company incurred research and development expenses of $1,138,305 for the three months ended June 30, 2000, compared with $739,099 for the three months ended June 30, 1999. The significant costs were payroll for staff and contractors which amounted to $639,735 for the three months ended June 30, 2000, compared with $305,505 for the three months ended June 30, 1999. Professional fees were $81,467 for patent preparation and filing for the three months ended June 30, 2000, compared with $356,042 for the three months ended June 30, 1999. The decrease in patent registration was due to the Company's Fluorescent Memory Technology becoming more proven and patentable during the same period last year. General office expenses relating to research and development amounted to $60,264 for the three months ended June 30, 2000, compared with $43,952 for the three months ended June 30, 1999. The Company incurred $163,060 for expenses relating to the acquisition of materials for the three months ended June 30, 2000, compared with $17,881 for the three months ended June 30, 1999. The increase in material was due to purchase of lasers required at the current stage of development of the Company's products. Travel expenses amounted to $60,641 for the three months ended June 30, 2000, compared with no travel expenses for the three months ended June 30, 1999. The increase in travel costs is due to the travel of research and development staff between the Company's geographical locations. Depreciation expenses were $12,138 for the three months ended June 30, 2000, compared with $15,719 for the three months ended June 30, 1999.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional services, telephone expense, travel and other general corporate expenses. General and administrative expenses were $859,223 for the three months ended June 30, 2000, compared with $260,604 for the three months ended June 30, 1999. This increase reflected the hiring of additional management, increased facilities charges and expansion of operations in the United States. Payroll expenses and management fees relating to general and administrative expenses were $216,044 for the three months ended June 30, 2000, compared with $20,236 for the three months ended June 30, 1999. The increase was due to the management team receiving compensation directly from C3D during the second quarter of last year rather than the predecessor company. Office and maintenance charges consisting of expenditures on rent, general maintenance, and communications were $181,932 for the three months ended June 30, 2000, compared with $114,701 for the three months ended June 30, 1999. Travel and accommodation expenses were $136,286 for the three months ended June 30, 2000, compared with $53,978 for the three months ended June 30, 1999. Professional fees were $222,978 for the three months ended June 30, 2000, compared with $16,792 for the three months ended June 30, 1999, the majority of which were related to legal support for the Company's financing transactions and the preparation of the previously filed quarterly and annual reports. Consulting fees amounted to $44,516 for the three months ended June 30, 2000, compared with $49,440 for the three months ended June 30, 1999. Shareholder relations expenses and filing fees were $51,218 for the three months ended June 30, 2000, compared with no expenses or fees for the three months ended June 30, 1999. Depreciation expenses were $6,248 for the three months ended June 30, 2000, compared with $5,457 for the three months ended June 30, 1999.

         Marketing and Business Development: Marketing and business development expenses consisted of compensation to consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing and business development expenses were $79,881 for the three months ended June 30, 2000, compared to no expenses for the three months ended June 30, 1999, when the company had yet to demonstrate its technology. Consulting fees relating to marketing and business development were $60,000 for the three months ended June 30, 2000, compared with no expenses for three months ended June 30, 1999. Travel and accommodation expenses were $19,881 for the three months ended June 30, 2000, compared with no expenses for the three months ended June 30, 1999

         Noncash Stock-Based Compensation. Noncash stock-based compensation costs were $4,293,000 for the three months ended June 30, 2000, compared with no noncash stock-based compensation costs for the three months ended June 30, 1999. The cost is due to the grant of 450,000 options to a non-employee consultant of the Company during the second quarter of 2000. The charge represents the relative fair value ascribed to the options measured using the Black-Scholes option pricing model. This amount is presented as an addition to paid-in capital in the statement of stockholders' deficit.

         Interest and Other Charges. The Company has recorded net interest expense of $775,612 for the three months ended June 30, 2000, compared with $4,836 for the three months ended June 30, 1999. The Company recorded interest expense of $590,166 for the amortization of the financing cost associated with the detachable warrants during the three months ended June 30, 2000, compared to no expense for the three months ended June 30, 1999. Interest expense relating to shareholder loans, notes payable and the subordinated convertible debts amounted to $193,974 for the three months ended June 30, 2000, compared to $4,836 for the three months ended June 30, 1999. Interest revenue was generated through short-term deposits and amounted to $7,185 during the three months ended June 30, 2000, compared with no interest revenue for the three months ended June 30, 1999.

         Income Taxes. The Company has generated inter-company taxable income to date and therefore has paid $3,000 for the three months ended June 30, 2000, compared with $4,000 for the three months ended June 30, 1999. The taxes were incurred in the Israeli and Russian subsidiaries, C-TriD and Vostok, due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. Deferred tax assets created primarily from net operating loss carry-forwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

         As of June 30, 2000, the Company's cash position was $1,768,455 and its working capital deficit was $2,162,656, compared to a cash position of $112,800 and a working capital deficit of $2,815,135 as at June 30, 1999.

         Since inception, the Company has financed its operations from capital contributions, shareholder loans and subordinated convertible debt. During the six months ended June 30, 2000, the Company received net proceeds of $3,345,000 from the issuance of subordinate convertible debt and advances from related parties of $199,797. This compares with net proceeds from shareholder loans and advances from related parties of $1,227,721 for the six months ended June 30, 1999. As at May 19, 2000 and July 31, 2000, shareholder's loans in the principal amounts of $300,0000 and $1,000,000 respectively, became due and payable immediately. The Company is currently negotiating an extension with the shareholder but there are no assurances an extension will be granted. There are no financial penalties associated with the non-payment of the loans.

         Net cash used in operating activities was $4,401,204 for the six months ended June 30, 2000, including a net loss of $13,847,524 and an increase in payables of $243,453. This compares with net cash used in operating activities of $1,133,111 for the six months ended June 30, 1999, including a net loss of $1,657,458 and an increase in payables of $424,591. For the six months ended June 30, 2000, the Company recorded non-cash transactions of $4,293,000 relating to the issuance of a stock option to a non-employee consultant, a charge of $4,000,000 for the beneficial conversion feature on the subordinated convertible note issued during the period, and $641,168 of amortization of the deferred interest asset resulting from the issuance of detachable warrants issued during the period. This compares with no such non-cash transactions for the six months ended June 30, 1999. The Company's current operating expenditures are approximately $750,000 per month and the Company plans to increase its operating expenditures to $1,100,000 a month in order to expand its operations. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements until early in the year 2002.

         The Company incurred net capital expenditures of $77,765 for the six months ended June 30, 2000, compared with $108,585 for the six months ended June 30, 1999. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

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

         The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $24,518,858 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. Thus, there is no assurance that the Company will be able to continue as a going concern. As a result of these factors, the Company's independent certified public accountants modified their opinion on the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000 with an explanatory paragraph addressing the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. Also, Statement of Position 98-5, "Reporting the Costs of Start-up Activities" is effective for the year ended January 1, 2000. The Company does not expect the adoption of either of the above accounting pronouncements to have a material effect on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

         The Company believes that it does face political risk based on having operations in the Ukraine, Israel and Russia. These countries do face political instability that could have a material adverse effect on the Company's operations. However, the Company believes that this is unlikely to occur. The Company does not possess "political risk" or other similar insurance to protect it against business interruption losses caused by political acts.

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments, does not engage in any hedging transactions and does not have any outstanding long-term debt. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

RISK FACTORS

No History of Revenue

         As a research and development enterprise, the Company has no revenue history and therefore has not achieved profitability. The Company expects to continue to incur operating losses until early in the first quarter of 2002. The Company incurred a net loss of $13,847,524 for the six months ended June 30, 2000, $4,866,687 for the year ended December 31, 1999 and $3,191,902 for the year ended December 31, 1998. The Company has never been profitable, and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase its operating expenses from approximately $750,000 per month to $1,100,000 per month in order to fund research and development and increase its administration resources. The Company expects to receive revenues by the first quarter of 2001 at the earliest. Nevertheless, it is possible that the revenue of the Company may never be sufficient to recognize a profit.

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

The Company as a Going Concern

         Due to its lack of operating revenues, accumulated operating losses of $24,518,858 and the need for additional working capital, there is no assurance that the Company will be able to continue as a going concern. The Company's independent certified public accountants modified their opinion on the Company's consolidated financial statements in the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000, to express their substantial doubt about the Company's ability to continue as a going concern.

Need for Additional Capital

         The Company believes that it has sufficient working capital to sustain its operations through September 2000. However, as a research and development company in the optical data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company is currently generating no revenues and does not expect to do so until early in 2001 at the earliest. There is no assurance that revenues generated in future operations, if any, will be sufficient to finance the complete cost of the Company's research and development. Additional funds will be required before the Company achieves positive cash flow from operations. Future capital requirements and profitability depend on many factors, including, but not limited to, the timely success of product development projects and the timeliness and success of joint venture and corporate alliance strategies and marketing. The Company is actively in the process of raising additional capital, including the issuance of convertible debt securities and the potential issuance of preferred shares. The Company's outstanding convertible debt contains no restrictions on the further incurrence of indebtedness nor does such debt adversely affect the Company's liquidity. However, future debt or preferred share offerings could result in restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. However, there can be no assurances that financing or additional funds needed will be available when needed or, if available, on terms acceptable to the Company. Additional equity or convertible debt financing, if obtained, could result in substantial dilution to shareholders. The Company is not currently considering acquiring a bank credit facility.

Sales of Restricted Securities

         Sales of a substantial number of shares of our Common Stock after the filing of this Quarterly Report could adversely affect the market price of our Common Stock by introducing a large number of sellers to the market. Given the potential volatility in the price of our shares, these sales could cause the market price of our Common Stock to decline.

         The majority of our outstanding shares of Common Stock have been issued in private placements and are restricted securities under Rule 144 of the U.S. Securities Act of 1933, as amended (the "Securities Act"). These restricted securities will be subject to restrictions on the timing, manner and volume of sales of restricted shares.

         Under Rule 144, certain holders of restricted shares of the Common Stock of C3D might be able to sell at least some of their shares of such Common Stock beginning one year after C3D offered or sold those shares of Common Stock to them. Such sales, if legally permissible, might be subject to certain restrictions and limitations under Rule 144. Nothing in this paragraph should be deemed an opinion, legal or otherwise, regarding the salability of any shares of Common Stock of C3D referred to in this paragraph or elsewhere.

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

         Israel's physical security and integrity have been at risk since Israel's inception as a modern nation. Recently, Israel and Syria have stopped their peace negotiations. There is no formal peace between Israel and Syria or Lebanon, and there are conflicts also between Israel and Iraq and between Israel and Iran. Furthermore, Israel and the Palestinian Authority have been conducting negotiations with respect to the legal status of the West Bank, Gaza Strip and Jerusalem, the current Israeli capitol. In connection with those negotiations and their results, violent activity has occurred, and may reoccur. Therefore, to the extent that the Company has operations in Israel, there is risk that the political instability will have an adverse impact on the Company's ability to conduct its business. It is highly unlikely, but possible, that Israel's compulsory military service obligation for its citizens, which lasts until an individual is 50 years of age, could disrupt the scheduled work of the Company's Israeli research and development facility, which in turn could delay the commercial launch of the Company's planned volumetric storage product line and materially adversely affect the Company's results of operations and financial condition.

         Russia's significant political and economic instability could have a material adverse effect on the results of our operations and the market price of our stock. Russia has incurred significant debt, which it may fail to adequately service. Russian currency, the ruble, has encountered foreign exchange volatility. The Russian government has experienced frequent political instability and change, including wars inside Russia, acts of terrorism, power struggles among government officials and among big commercial enterprises, which included allegations of high levels of corruption, and allegations of organized or other crime. In the recent years, prime ministers have been replaced frequently, and parties with radical positions regarding intervention of the government in the economy, like the Communist Party, have gained influence. Although we do not believe that the Company has been materially adversely affected by these activities to date, in the future, such factors may have a material adverse effect on our operations. Our ability to conduct operations in Russia could be adversely affected by difficulties in protecting and enforcing our rights and by future changes to local laws and regulations.

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

Proprietary Rights Protection

         Although the Company intends to rely on trade secret, trademark, copyright and other intellectual property laws to protect its Fluorescent Memory Technology, currently the Company relies and expects to rely almost entirely on patent laws for such protection. While the Company currently intends to vigorously enforce its intellectual property rights, there can be no assurance that the steps taken by the Company to protect its Fluorescent Memory Technology and to enforce its rights will be successful. The Company, through its wholly owned subsidiary TriDStore IP, L.L.C., individually holds seven U.S. patents relating to its Fluorescent Memory Technology. Through its wholly owned subsidiary TriDStore IP, L.L.C., the Company holds more than forty U.S. and foreign regular patent applications relating to its Fluorescent Memory Technology. However, there can be no assurance that patents will be issued for those patent applications. As of July 26, 2000, through its wholly owned subsidiary TriDStore IP, L.L.C., the Company holds nine pending provisional patent applications. There is also no assurance that the Company will timely exercise its right to convert provisional patent applications into regular or international patent applications or that patents will be issued for any regular or international patent applications into which the Company does convert such provisional patent applications.

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

         There can be no assurance that any patents, copyrights, trade secrets, trademarks or domain names developed or obtained by the Company will provide substantial or sufficient value or protection to the Company. Furthermore, there is no assurance that their validity will not be challenged or that affirmative defenses to infringement will not be asserted. With respect to trademarks, affirmative defenses to both infringement and dilution may be asserted. If another party were to succeed in developing data storage technology comparable to the Company's Fluorescent Memory Technology without infringing, diluting, misusing, misappropriating or otherwise violating the Company's intellectual property rights, the Company's financial condition might suffer a material adverse effect.

Possible Intellectual Property Litigation

         The company has received one notice alleging infringement on the patents of others. The company believes these claims are without merit. The company has requested more information from the claimant in writing about the alleged infringement, but has received no response. The Company believes it has not infringed any patents or intellectual property of others. Nevertheless, as is typical in the data storage industry, from time to time, the Company may in the future be notified of claims that it may be infringing, diluting, misusing, misappropriating or otherwise violating patents, copyrights, trademarks, trade secrets and/or other intellectual property rights of third parties. It is not possible to predict the outcome of such claims, and there can be no assurance that such claims will be resolved in the Company's favor. If one or more of such claims is resolved unfavorably, there can be no assurance that such outcomes will not have a material adverse effect on the Company's business or financial results. In particular, the data storage industry has been characterized by significant litigation relating to infringement of patents and other intellectual property rights. There can be no assurance that future intellectual property claims will not result in litigation. If infringement, dilution, misuse, misappropriation or another intellectual property rights violation were established, the Company and/or its joint ventures (to the extent that it has any) could be required to pay substantial damages or be enjoined from developing, marketing, manufacturing and selling the infringing product(s) in one or more countries. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. If the Company seeks licensure for intellectual property that it cannot otherwise lawfully use, there can be no assurance that the Company will be able to obtain such licensure on satisfactory terms.

Intellectual Property Ownership

         In the future, a Company employee or contractor, and not the Company, might be deemed the legal and/or record owner of one or more patents, patent applications or other intellectual property, which is material to protecting the Company's data storage technology. The Company typically requires that its employees and contractors assign to the Company all right, title and interest in and to the intellectual property they develop for the Company. However, there can be no assurance that the Company will obtain legal or record ownership of, or one or more licenses to use, such intellectual property on satisfactory terms. It is possible that failure to obtain such legal or record ownership, or one or more licenses to use, such intellectual property will have a material adverse effect on the Company's business or financial results.

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

Customers

         As solely a research and development company, the Company has not yet had any customers for its products. As discussed above, the Company intends to establish joint ventures with strategic partners to market and sell the Company's Fluorescent Memory Technology. In the future, it is possible that the Company or its joint ventures will have sales to one or more customers which may equal ten percent (10%) or more of the Company's consolidated revenues. However, the Company does not intend to become financially dependent on a small number of, or any single, customer.

Directors' and Officers' Involvement in Other Projects

         Some of the officers and directors of C3D, notably Leonardo Berezowsky, Stuart Garawitz, Val Mandel, Joseph Shefet, and Michael Goldberg, serve and are expected to serve as directors, officers and/or employees of companies other than C3D. See "Directors, Executive Officers and Certain Significant Employees." While the Company believes that such officers and directors will be devoting adequate time to effectively manage C3D, there can be no assurance that such other positions will not negatively impact an officer's or a director's duties for C3D and that such impact will not have a material adverse effect on the Company's financial condition. The Company believes that such other company positions do not raise actual or potential conflicts of interest that could interfere with the carrying out of the respective duties of Messrs. Berezowsky, Garawitz, Mandel, Shefet, and Goldberg at C3D.

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

Year 2000

         As of July 26, 2000, the Company's management does not have any actual knowledge of any Year 2000 computer problem that has had, is having or will have a material adverse effect on the Company's financial condition.

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

         The Company is primarily relying on Year 2000 Readiness Disclosures in its assessment of its principal suppliers. After reviewing these Year 2000 Readiness Disclosures, the Company does not foresee that any of its principle suppliers will suffer Year 2000 issues. The Company has one supplier from which it purchases the raw materials needed for its research operations. The Company believes that this supplier will not face Year 2000 problems that would affect the supplier's ability to provide the materials the Company needs to continue its research operations. However, in the event the supplier is unable to fill orders to the Company as a result of a Year 2000 computer failure, the Company is prepared to utilize other suppliers to fill its orders for raw materials.

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

Dependence on Key Personnel

         The Company's success depends, to a great extent, upon its ability to attract and retain highly qualified technical and management personnel, including experts in the field of optical data storage technology and the sciences underlying such technology. Such individuals are in high demand and are often subject to competing offers. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurances that the Company will be able to attract and retain other qualified personnel needed for its business. Furthermore, the Company does not currently maintain "key man" insurance for any personnel.

Competitors in the Data Storage Technology Industry

         The Company estimates that there are approximately 14 enterprises researching, developing and/or producing data storage technology, which the Company believes to be the Company's material competitors. The data storage technology industry is fiercely competitive, and a number of the Company's competitors have already established their names, brands, products and technologies in the marketplace. Some competitors are expected to have significant market shares. Mergers, acquisitions and research and development by the Company's competitors might further increase their market shares.

         While the Company believes that its Fluorescent Memory products and joint venture strategies will result in competitive advantages, there is no assurance that any such advantages will be obtained or, if obtained, can be maintained over time, that a competitor will not invent a superior technology, or that the Company's products and services will be able to penetrate the data storage market. Many of the Company's current and potential competitors have or may have advantages over the Company such as greater financial, personnel, marketing, sales and public relations resources. Existing or future competitors may develop or offer products that provide significant performance, price, creativeness or other advantages over those offered by the Company.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On June 9, 2000, Challis International Limited ("Challis") commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation Tech and C3D. The complaint alleges that Challis entered into several contracts with Constellation Tech or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in C3D. Although none of the contracts upon which Challis bases its claims were with C3D, Challis seeks to hold C3D liable based on an allegation that C3D is the alter-ego of Constellation Tech. Challis alleges that it is entitled to 3,494,205 shares of C3D. The complaint seeks an order directing the defendants to issue proper certificates to Challis for 3,494,205 shares of C3D or, if specific performance is not granted, the fair market value of the shares, plus any incidental damages. The Company believes that the outcome will not have a material adverse effect on the Company's financial statements.

Item 2. Changes in Securities and Use of Proceeds

On June 27, 2000, C3D issued 5,000,000 (Five Million) shares of Common Stock to Constellation 3D Trust LLC as a capital contribution. Constellation 3D Trust LLC intends to use the 5,000,000 (Five Million) shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital. The issuance of the 5,000,000 (Five Million) shares of Common Stock was made as an exempt offering under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

On May 11, 2000, and pursuant to a Registration Rights Agreement made on November 11, 1999 (the "Rights Agreement"), Wilbro Nominees Limited ("Wilbro") requested the conversion, into registered Common Stock, of 40% of the $500,000 aggregate principal amount of that certain 8.0% Series "B" Convertible Note (the "Note") dated November 11, 1999. According to the Rights Agreement, until November 11, 2000, Wilbro has the right to demand conversion of an additional 10% of the aggregate principal amount of the Note into registered Common Stock on the eleventh day of each month following May 2000. As of August 7, 2000, and in the near future, C3D cannot deliver the registered securities under the Securities Act. According to the Rights Agreement, C3D is required to pay to Wilbro cash penalties until C3D has fully complied with the provision requiring the delivery of registered securities. The Rights Agreement requires that for the first month of conversion, C3D must pay the value, in cash, of 2% of the registered securities to which Wilbro is entitled under the said Rights Agreement, and 3% of the value, in cash, of registered securities to which Wilbro is entitled for each thirty days thereafter until (i) the Company has provided to Wilbro all of the registered shares of Common Stock to which Wilbro is entitled under the Rights Agreement and (ii) the Company has fully complied with the terms and conditions of that certain Purchase Agreement dated as of November 11, 1999 between the Company and Wilbro. As of July 26, 2000, C3D has paid the cash penalties to Wilbro. The amount of registered securities that Wilbro is entitled to receive as of July 26, 2000, is 21,154 registered securities, consisting of 13,580 as of May 11, 2000, 3,675 as of June 11, 2000, and 3,899 as of July 11, 2000. The conversion price varies according to the market price of C3D's Common Stock.

On October 29, 1999 and November 18, 1999, Epicenter Venture Finance Ltd. ("Epicenter") made a loan to C3D in the principal amounts of $300,000 and $1,000,000 respectively. The $300,000 loan, along with accrued interest would have become due and payable on March 24, 2000, but Epicenter agreed, in writing, to extend the due date until May 19, 2000. The loan for $1,000,000 along with accrued interest, became due and payable on July 31, 2000. As of August 3, 2000, C3D has defaulted on payment of both loans and is negotiating with the shareholder for a further extension. There are no financial penalties associated with the non-payment of the loans.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are included herein:

10.1 Amendment No. 4 to Placement Agency Agreement, dated May 16, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 2 to Warrant Agreement dated May 16, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

10.2 Amendment No. 5 to Placement Agency Agreement, dated May 31, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 3 to Warrant Agreement, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.; Amendment No. 1 to Warrant Certificate No. SB-2, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

10.3 Amendment No. 6 to Placement Agency Agreement, dated June 28, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.

10.4 Amendment No. 7 to Placement Agency Agreement, dated August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 4 to Warrant Agreement, dated August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 2 to Warrant Certificate No. SB-2, dated August 3, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

27.1     Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended June 30, 2000

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



                                          CONSTELLATION 3D, INC.
                                          ----------------------
                                               (Registrant)



Date: August 14, 2000                     By: /s/ Eugene Levich
                                              -----------------------
                                              EUGENE LEVICH
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer
                                              and Director)


Date: August 14, 2000                     By: /s/ Leonardo Berezowsky
                                              -----------------------
                                              LEONARDO BEREZOWSKY
                                              Chief Financial Officer and Senior
                                              Vice President of Finance
                                              (Principal Financial and
                                              Accounting Officer)

CONSTELLATION 3D, INC.
INDEX TO EXHIBITS



Exhibit
Number
------

10.1 Amendment No. 4 to Placement Agency Agreement, dated May 16, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 2 to Warrant Agreement dated May 16, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

10.2 Amendment No. 5 to Placement Agency Agreement, dated May 31, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 3 to Warrant Agreement, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.; Amendment No. 1 to Warrant Certificate No. SB-2, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

10.3 Amendment No. 6 to Placement Agency Agreement, dated June 28, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.

10.4 Amendment No. 7 to Placement Agency Agreement, dated August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 4 to Warrant Agreement, dated August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 2 to Warrant Certificate No. SB-2, dated August 3, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

27.1     Financial Data Schedule