Form 10-Q/A
period 2000-03-31
CONSTELLATION 3D INC
filed 2000-10-31
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Exhibit Index ............................................................ 27

                              EXPLANATORY STATEMENT


         After the filing of the Form 10-Q for the quarter ended March 31, 2000, the Company determined that the financial statements covering the quarter ended March 31, 2000 required restatement to reflect a change in accounting for the 10% subordinated convertible debenture described below.

         During the quarter ended March 31, 2000, the Company issued a 10% subordinated convertible debenture with detachable warrants for $4,000,000. A beneficial conversion feature of $4,000,000 was charged to interest expense with a corresponding charge to additional paid in capital and the warrants were valued at $4,000,000 and recorded as a loan discount to be amortized as interest expense over the life of the debenture.

         The proceeds of the 10% subordinated convertible debenture have been re-allocated between the debenture and the warrants based on their relative fair values at the date of issuance. The value ascribed to the detachable warrants under this method is $3,880,000. The balance of proceeds was deemed to be a beneficial conversion feature valued at $120,000.

         The effect of the adjustments at March 31, 2000 is to decrease deficit accumulated during the development stage by $3,881,530 from $17,369,837 to $13,488,307, decrease interest expense by $3,881,530 from $4,643,212 to $761,682 and decrease net loss for the quarter by $3,881,530 from $6,698,503 to $2,816,973.

         The information contained in this amended Form 10-Q is as of May 15, 2000.

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

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                     March 31,         December 31,
                                                                                  2000 (Unaudited)         1999
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
   Cash and cash equivalents                                                       $    3,829,963     $    2,030,139
   Prepaid and other                                                                      210,944            150,989
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    4,040,907          2,181,128

Property, Plant and Equipment, net                                                        272,938            241,100
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $    4,313,845     $    2,422,228
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Note payable                                                                    $      662,529     $      650,577
   Accounts payable and accrued expenses                                                1,721,730          1,268,404
   Due to related parties                                                                 355,071            360,711
   Due to shareholder                                                                   1,349,123          1,316,712
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                               4,088,453          3,596,404

Convertible Notes Payable                                                               2,321,571          2,105,480

Other Long Term Liabilities                                                                40,419             39,969
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                       6,450,443          5,741,853
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
    outstanding                                                                                 -                  -
   Common stock, $.001 par value; 100,000,000 shares authorized, 41,001,609
    issued and outstanding                                                                 41,001             41,001
   Additional paid in capital                                                          11,310,708          7,310,708
   Deficit accumulated during the development stage                                   (13,488,307)       (10,671,334)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                            (2,136,598)        (3,319,625)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                        $    4,313,845     $    2,422,228
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
                                   (Unaudited)


                                              Three Months Ended March 31,
                                             --------------------------------
                                                  2000           1999
-----------------------------------------------------------------------------
  OPERATING EXPENSES
   Research and development                  $     779,733     $     323,206
   General and administrative                    1,121,072           294,259
   Marketing                                       145,965                 -
-----------------------------------------------------------------------------
  Total operating expenses                       2,046,770           617,465
-----------------------------------------------------------------------------
  OTHER OPERATING EXPENSES
   Interest expense (income), net                  761,682            24,454
   Taxes                                             8,521             7,000
-----------------------------------------------------------------------------
  Net loss                                   $  (2,816,973)    $    (648,919)
-----------------------------------------------------------------------------
  Net loss per share - basic and diluted     $       (0.07)    $       (0.02)
-----------------------------------------------------------------------------
  Weighted average number of shares
    of common stock outstanding                 41,001,609        29,214,000
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

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (Unaudited)

                                                                                                Deficit
                                                Common Stock                                  Accumulated
                                                                          Additional           During the
                                            Shares         Amount       Paid-in Capital     Development Stage        Total
--------------------------------------------------------------------------------------------------------------------------------
Constellation 3D, Inc. Activities
 (Formerly Constellation 3D Holdings):
Issuance of common stock for cash                 600   $         3       $          -        $          -        $          3

Net Loss                                            -             -                  -          (2,612,745)         (2,612,745)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                        600             3                  -          (2,612,745)         (2,612,742)

Issuance of common stock for
   cancellation of shareholders
   advances, December 27, 1998              3,749,400        39,906          4,848,631                   -           4,888,537

Recapitalization, December 27, 1998        25,464,000       (10,695)            10,695                   -                   -

Net Loss                                            -             -                  -          (3,191,902)         (3,191,902)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 29,214,000        29,214          4,859,326          (5,804,647)           (916,107)

Debt settlement through the
   issuance of common stock - April
   1, 1999                                     36,000            36            241,454                   -             241,490

Common stock issued in connection
   with reverse acquisition -
   October 1, 1999                         11,109,765        11,109            942,096                   -             953,205

Conversion of notes payable
   ($1.67/share) - October 22, 1999           608,835           609          1,014,116                   -           1,014,725

Sale of common stock for cash, net
   ($4.90/share) November 1, 1999              25,509            25             99,974                   -              99,999

Issuance of common stock for
   services ($3.83/share) November
   8, 1999                                      7,500             8             28,742                   -              28,750

Beneficial conversion discount of
   convertible debt - November 11,
   1999                                             -             -            125,000                   -             125,000

Net Loss                                            -             -                  -          (4,866,687)         (4,866,687)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 41,001,609   $    41,001       $  7,310,708        $(10,671,334)       $ (3,319,625)

Deferred interest related to issuance
   of detachable warrants - March 24,
   2000                                             -             -          3,880,000                   -           3,880,000

Beneficial conversion discount of
   convertible debt - March 24, 2000                -             -            120,000                   -             120,000

Net Loss                                            -             -                  -          (2,816,973)         (2,816,973)
--------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                    41,001,609   $    41,001       $ 11,310,708        $(13,488,307)       $ (2,136,598)
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

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                               2000                 1999
-----------------------------------------------------------------------------------------------

Cash Flows From Operating Activities

   Net loss                                               $   (2,816,973)       $     (648,919)
   Adjustments to reconcile net loss to net
cash used in operating activities:
       Discount amortization on convertible debt                 120,000                     -
       Discount amortization on deferred interest                 49,472                     -
       Depreciation                                               11,637                12,817
       Change in assets and liabilities:
         Prepaid and other                                       (59,955)              (51,171)
         Accounts payable                                        453,326                53,093
         Accrued interest on convertible notes payable            46,619                     -
         Accrued interest on notes payable                        11,952                     -
         Accrued interest on shareholder loans                    32,411                     -
-----------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                         (2,151,511)             (634,180)
-----------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                           (43,475)              (12,789)
-----------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                            (43,475)              (12,789)
-----------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from on borrowings on convertible debt             4,000,000                     -
   Proceeds from shareholders loan                                     -               241,490
   Proceeds from notes payable                                         -               239,144
   Net changes in other long-term debt                               450                13,584
   Advances from related party                                    (5,640)              166,517
-----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                      3,994,810               660,735
-----------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                      1,799,824                13,766

Cash and Cash Equivalents, beginning of period                 2,030,139               123,097
-----------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                  $    3,829,963        $      136,863
-----------------------------------------------------------------------------------------------
Non-cash Financing Activity
Increase in deferred interest related to
detachable warrants                                       $   3,880,000         $           -

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

6.       SECURITIES ISSUED DURING THE QUARTER


On March 24, 2000, C3D issued a $4,000,000 subordinate convertible debenture to Sands Brothers Venture Capital Associates LLC, a limited liability company organized under the laws of New York ("Sands Brothers VC"). The subordinate convertible debenture can be converted into shares of Common Stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. The quoted price for the Company's stock on March 24, 2000 was $46.50, resulting in a deemed beneficial conversion feature of $120,000, which was recorded as an interest expense and an increase to additional paid-in capital. C3D granted the subordinate convertible debenture holder certain registration rights with respect to the underlying Common Stock.

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


Proceeds from the subordinate convertible debenture issued with the detachable stock purchase warrants are allocated between the debenture and the warrants based on their relative fair values as per Accounting Principles Board Opinion No. 14. The value ascribed to the detachable warrants for accounting purposes was $3,880,000 based on the proceeds of the subordinate convertible debenture to the Company. The $3,880,000 value was recorded as a deferred interest and will be amortized as interest expense over the term of the related debt. This amount is presented as an addition to paid-in capital of stockholders' deficit.

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


         Marketing and Business development: Marketing and business development expenses consisted of compensation to consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing and business development expenses were $145,965 for the three months ended March 31, 2000, compared to no expenses for the three months ended March 31, 1999, when the company had yet to demonstrate its technology. Payroll expenses and consulting fees relating to marketing and business development were $105,000 for the three months ended March 31, 2000, compared with no expenses for three months ended March 31, 1999. Travel and accommodation expenses were $36,263 for the three months ended March 31, 2000, compared with no expenses for the three months ended March 31, 1999

         Interest and other charges. The Company has recorded net interest expense of $761,682 for the three months ended March 31, 2000, compared with $24,454 for the three months ended March 31, 1999. The interest expense included $120,000 for the beneficial conversion feature on the subordinated convertible debt issued during the three months ended March 31, 2000, compared to no expense for the three months ended March 31, 1999. The Company recognized interest expense of $49,472 for the amortization of the financing cost associated with the detachable warrants during the three months ended March 31, 2000, compared to no expense for the three months ended March 31, 1999. The Company also recorded an interest expense of $500,000 related to the commission charged on the subordinated convertible debt issued during the three months ended March 31, 2000, compared with no expense for the three months ended March 31, 1999. Interest expenses relating to bank overdrafts, shareholder loans and subordinated convertible debt amounted to $104,254 for the three months ended March 31, 2000, compared to $24,454 for the three months ended March 31, 1999. Interest revenue was generated through short-term deposits and amounted to $12,044 during the three months ended March 31, 2000, compared with no revenue for the three months ended March 31, 1999.


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


         Net cash used in operating activities was $2,151,511 for the three months ended March 31, 2000, including a net loss of $6,698,503 and an increase in payables of $453,326. Non-cash transactions involved the recording of a charge of $120,000 for the beneficial conversion feature on the subordinated convertible note issued during the three months ended March 31, 2000. The Company also issued detachable warrants in conjunction with the subordinated convertible note during the quarter, resulting in a $3,880,000 deferred interest asset to be amortized over the term of the debt. The Company amortized $49,472 during the three months ended March 31, 2000. The Company's current operating expenditures are approximately $700,000 per month and the Company plans to increase its operating expenditures to $1,100,000 a month in order to expand its operations. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements until late in 2001.

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


         The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $13,488,307 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. Thus, there is no assurance that the Company will be able to continue as a going concern. As a result of these factors, the Company's independent certified public accountants modified their opinion with an explanatory paragraph addressing the Company's ability to continue as a going concern.


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

                                  RISK FACTORS

No History of Revenue


         As a research and development enterprise, the Company has no revenue history and therefore has not achieved profitability. The Company expects to continue to incur operating losses until late in the third or fourth quarter of 2001. The Company incurred a net loss of $2,816,973 for the three months ended March 31, 2000, $4,866,687 for the year ended December 31, 1999 and $3,191,902 for the year ended December 31, 1998. The Company has never been profitable, and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase its operating expenses from approximately $700,000 per month to $1,100,000 per month in order to fund research and development and increase its administration resources. The Company expects to receive revenues by the first quarter of 2001. Nevertheless, it is possible that the revenue of the Company may never be sufficient to recognize a profit.


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

The Company as a Going Concern


         Due to its lack of operating revenues, accumulated operating losses of $13,488,307 and the need for additional working capital, there is no assurance that the Company will be able to continue as a going concern. The Company's independent certified public accountants modified their opinion on the Company's Financial Statements in the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000 to express their substantial doubt about the Company's ability to continue as a going concern.


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



                                    CONSTELLATION 3D, INC.
                                    ----------------------
                                          (Registrant)



Date:  October 31, 2000             By:   /s/ Eugene Levich
                                          -----------------
                                          EUGENE LEVICH
                                               President and
                                          Chief Executive Officer
                                          (Principal Executive Officer
                                               and Director)


Date:  October 31, 2000             By:   /s/ Leonardo Berezowsky
                                          -----------------------
                                          LEONARDO BEREZOWSKY
                                          Chief Financial Officer and Senior
                                          Vice President of Finance
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX


The following exhibit is filed as part of this Quarterly Report on Form 10-Q:



Exhibit
Number

27                Financial Data Schedule