Form 10-Q/A
period 2000-06-30
CONSTELLATION 3D INC
filed 2000-10-31
CIK 1080290

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

                              EXPLANATORY STATEMENT

         After the filing of the Form 10-Q for the quarter ended June 30, 2000, the Company determined that the financial statements covering the quarter ended June 30, 2000 required restatement to reflect a change in accounting for the 10% subordinated convertible debenture described below.

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

         The proceeds of the 10% subordinated convertible debenture have been re-allocated between the debenture and the warrants based on their relative fair values at the date of the issuance. The value ascribed to the detachable warrants under this method is $3,880,000. The balance of proceeds was deemed to be a beneficial conversion feature valued at $120,000.

         The effect of the adjustments is to decrease deficit accumulated during the development stage by $3,828,564 from $24,518,858 to $20,690,294, decrease interest expense by $3,828,564 from $5,418,824 to $1,590,260 for the six months ended June 30, 2000 and decrease net loss by $3,828,564 from $13,847,524 to $10,018,960 for the six months ended June 30, 2000.

         The information contained in this amended Form 10-Q is as of August 14, 2000.


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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                                        June 30,         December 31,
                                                                                   2000 (Unaudited)          1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                         $  1,768,455       $  2,030,139
   Prepaid and other                                                                      197,269            150,989
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    1,965,724          2,181,128

Property, Plant and Equipment, net                                                        288,842            241,100
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $  2,254,566       $  2,422,228
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Note payable                                                                      $    674,481       $    650,577
   Accounts payable and accrued expenses                                                1,511,857          1,268,404
   Due to related parties                                                                 560,508            360,711
   Due to shareholder                                                                   1,381,534          1,316,712
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                               4,128,380          3,596,404

Convertible Notes Payable                                                               3,114,314          2,105,480

Other Long Term Liabilities                                                                57,457             39,969
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                       7,300,151          5,741,853
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
    outstanding                                                                                 -                  -
   Common stock, $.001 par value; 100,000,000 shares authorized, 41,001,609
    issued and outstanding                                                                 41,001             41,001
   Additional paid in capital                                                          15,603,708          7,310,708
   Deficit accumulated during the development stage                                   (20,690,294)       (10,671,334)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                            (5,045,585)        (3,319,625)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                          $  2,254,566       $  2,422,228
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
                                   (Unaudited)



                                          Cumulative Amounts
                                            From Inception       Three Months Ended June 30,             Six Months Ended June 30,
                                         (September 25, 1997)   -----------------------------       --------------------------------
                                        Through June 30, 2000       2000              1999                2000               1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Research and development                  $  7,357,932         $ 1,138,305       $   739,099       $   1,918,038       $ 1,062,305
 General and administrative                   6,791,986             859,223           260,604           1,980,295           554,863
 Marketing                                    4,518,846           4,372,881                 -           4,518,846                 -
------------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                     18,668,764           6,370,409           999,703           8,417,179         1,617,168
------------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
 Interest expense, net                        1,942,959             828,578             4,836           1,590,260            29,290
 Taxes                                           78,571               3,000             4,000              11,521            11,000
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                   $(20,690,294)        $(7,201,987)      $(1,008,539)       $(10,018,960)      $(1,657,458)
====================================================================================================================================

Net loss per share - basic and diluted                          $     (0.18)      $     (0.03)       $      (0.24)      $     (0.06)
====================================================================================================================================

Weighted average number of shares of
  common stock outstanding - basic and
  diluted                                                        41,001,609        29,214,000          41,001,609        29,214,000
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

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT




                                                                                                     Deficit
                                                                                                   Accumulated
                                                       Common Stock               Additional       During the
                                                  Shares         Amount        Paid-in Capital  Development Stage      Total
====================================================================================================================================
Constellation 3D, Inc. Activities
(Formerly Constellation 3D Holdings):
Issuance of common stock for cash                     600       $      3       $         -       $          -       $         3

Net Loss                                                -              -                 -         (2,612,745)       (2,612,745)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                            600              3                 -         (2,612,745)        (2,612,742)

Issuance of common stock for cancellation
   of shareholders advances, December 27,
   1998                                         3,749,400         39,906         4,848,631                  -          4,888,537

 Recapitalization, December 27, 1998           25,464,000        (10,695)           10,695                  -                  -

 Net Loss                                               -              -                 -         (3,191,902)        (3,191,902)
------------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1998                    29,214,000         29,214         4,859,326         (5,804,647)          (916,107)

Debt settlement through the issuance ofs
   common stock - April 1, 1999                    36,000             36           241,454                  -            241,490

Common stock issued in connection with
   reverse acquisition - October 1, 1999       11,109,765         11,109           942,096                  -            953,205

Conversion of notes payable ($1.67/share)
   - October 22, 1999                             608,835            609         1,014,116                  -          1,014,725

Sale of common stock for cash, net
   ($4.90/share) November 1, 1999                  25,509             25            99,974                  -             99,999

Issuance of common stock for services
   ($3.83/share) November 8, 1999                   7,500              8            28,742                  -             28,750

Beneficial conversion discount of
   convertible debt - November 11, 1999                 -              -           125,000                  -            125,000

Net Loss                                                -              -                 -         (4,866,687)        (4,866,687)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                     41,001,609         41,001         7,310,708        (10,671,334)        (3,319,625)

Deferred interest related to issuance of
   detachable warrants - March 24, 2000                 -              -         3,880,000                  -          3,880,000

Beneficial conversion discount of
   convertible debt - March 24, 2000                    -              -           120,000                  -            120,000

Noncash stock-based compensation related
   to issuance of stock options to
   consultant - May 11, 2000                            -              -         4,293,000                  -          4,293,000

Net Loss                                                -              -                 -        (10,018,960)       (10,018,960)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000 (unaudited)             41,001,609       $ 41,001       $15,603,708       $(20,690,294)      $ (5,045,585)
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




                                                         Cumulative Amounts
                                                           From Inception
                                                        (September 25, 1997)   Three Months Ended June 30,
                                                          Through June 30,    ------------------------------
                                                                2000              2000               1999
=================================================================================================================
Cash Flows From Operating Activities
 Net loss                                                  $(24,518,858)      $(7,149,021)      $(1,008,539)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Noncash stock-based compensation                         4,321,750         4,293,000                 -
     Discount amortization on convertible debt                4,125,000                 -                 -
     Discount amortization on deferred interest                 641,168           590,166                 -
     Depreciation                                               109,386            18,386            21,176
     Write down of furniture and equipment                       49,750                 -            49,750
     Change in assets and liabilities:
       Prepaid and other                                       (212,203)           13,675            67,184
       Accounts payable                                       2,112,683          (209,873)          371,498
       Accrued interest on convertible notes payable            233,147           149,611                 -
       Accrued interest on notes payable                         23,904            11,952                 -
       Accrued interest on shareholder loans                     64,822            32,411                 -
-----------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                       (13,049,451)       (2,249,693)         (498,931)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchase of furniture and equipment                           (529,907)          (34,290)          (95,796)
 Sale of furniture and equipment                                 80,405                 -                 -
 Business acquisition, net of cash acquired                   1,019,413                 -                 -
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided (Used in) Investing Activities                569,911           (34,290)          (95,796)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                       4,988,540                 -                 -
 Proceeds from issuance of convertible debt                   7,100,000                 -                 -
 Proceeds from (repayments to) shareholders loan              1,541,490                 -          (239,144)
 Net changes in other long-term debt                             57,457            17,038            (9,906)
 Advances from (repayments to) related party                    560,508           205,437          (415,123)
 Advances from parent company                                         -                 -         1,234,837
-----------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                    14,247,995           222,475           570,664
-----------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                                   1,768,455        (2,061,508)          (24,063)

Cash and Cash Equivalents, beginning of period                        -         3,829,963           136,863
-----------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                   $  1,768,455       $ 1,768,455       $   112,800
=================================================================================================================

Non-cash Financing Activity
Deferred financing costs related to
detachable warrants                                        $  3,880,000       $         -       $         -
=================================================================================================================


                                                             Six Months Ended June 30,
                                                         -------------------------------
                                                               2000               1999
========================================================================================
Cash Flows From Operating Activities
 Net loss                                                $(10,018,960)      $(1,657,458)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Noncash stock-based compensation                       4,293,000                 -
     Discount amortization on convertible debt                120,000                 -
     Discount amortization on deferred interest               692,604                 -
     Depreciation                                              30,023            33,993
     Write down of furniture and equipment                          -            49,750
     Change in assets and liabilities:
       Prepaid and other                                      (46,280)           16,013
       Accounts payable                                       243,453           424,591
       Accrued interest on convertible notes payable          196,230                 -
       Accrued interest on notes payable                       23,904                 -
       Accrued interest on shareholder loans                   64,822                 -
----------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                      (4,401,204)       (1,133,111)
----------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchase of furniture and equipment                          (77,765)         (108,585)
 Sale of furniture and equipment                                    -                 -
 Business acquisition, net of cash acquired                         -                 -
----------------------------------------------------------------------------------------

Net Cash Provided (Used in) Investing Activities              (77,765)         (108,585)
----------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                             -                 -
 Proceeds from issuance of convertible debt                 4,000,000                 -
 Proceeds from (repayments to) shareholders loan                    -           241,490
 Net changes in other long-term debt                           17,488             3,678
 Advances from (repayments to) related party                  199,797          (248,606)
 Advances from parent company                                       -         1,234,837
----------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                   4,217,285         1,231,399
----------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                                  (261,684)          (10,297)

Cash and Cash Equivalents, beginning of period              2,030,139           123,097
----------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                 $  1,768,455       $   112,800
========================================================================================

Non-cash Financing Activity
Deferred financing cost related to
detachable warrants                                      $  3,880,000       $         -
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

The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $20,690,294 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. Thus, there is no assurance that the Company will be able to continue as a going concern. As a result of these factors, the Company's independent certified public accountants modified their opinion on the amended

Form 10-K filed with the Securities and Exchange Commission on March 31, 2000, with an explanatory paragraph addressing the Company's ability to continue as a going concern.

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

NOTE 6. STOCKHOLDERS' DEFICIT

Convertible subordinated debt

On March 24, 2000, C3D issued a 10% subordinated convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC, a limited liability company organized under the laws of New York ("Sands Brothers VC"). The subordinate convertible debenture can be converted at any time into shares of Common Stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. The quoted price for the Company's stock on March 24, 2000 was $46.50, resulting in a deemed beneficial conversion feature of $120,000, which was recorded as interest expense and an increase to additional paid-in capital in the first quarter of this year. Sands Brothers VC has the right to demand repayment of all or any portion of the principal amount of the convertible debenture and interest outstanding before the maturity date in the event that C3D receives more than $25,000,000 in gross financings through the sale of debt and/or equity securities or a change of control of the company occurs. C3D granted the subordinate convertible debenture holder certain registration rights with respect to the underlying Common Stock.

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

Proceeds from the subordinate convertible debenture issued with the detachable stock purchase warrants are allocated between the debenture and the warrants based on their relative fair values as required by Accounting Principles Board Opinion No. 14. The value ascribed to the detachable warrants for accounting purposes was $3,880,000 based on the proceeds of the subordinate convertible debenture to the Company. The $3,880,000 value was recorded as a debt discount and will be amortized as a component of interest expense over the term of the related debt. This amount is presented as an addition to paid-in capital of stockholders' deficit.

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


         Marketing. Marketing expenses consisted of compensation to consultants and travel expenditures for demonstrations of our technology to potential strategic partners. Marketing expenses were $4,528,846 for the six months ended June 30, 2000, compared to no expenses for the six months ended June 30, 1999, when we had yet to demonstrate our technology. Most of these expenses, $4,458,000, were compensation expenses relating to marketing and business development. The compensation expense consisted of $4,293,000 in noncash stock-based compensation due to the grant of 450,000 options to our non-employee consultant and $265,000 in consulting fees for the six months ended June 30, 2000, compared with no such expenses for the six months ended June 30, 1999. The compensation charge relating to the grant of stock options represents the relative fair value ascribed to the options measured using the Black-Scholes option pricing model. We present the effects of the compensation expense related to the grant of stock options as an addition to paid-in capital.

         Interest and Other Charges. The Company has recorded net interest expense of $1,590,260 for the six months ended June 30, 2000, compared with $29,290 for the six months ended June 30, 1999. The interest expense included $120,000 for the beneficial conversion feature on the subordinated convertible debt issued during the six months ended June 30, 2000, compared to no such expense for the six months ended June 30, 1999. The Company recorded interest expense of $692,604 for the amortization of the financing cost associated with the detachable warrants during the six months ended June 30, 2000, compared to no such expense for the six months ended June 30, 1999. The Company also recorded an interest expense of $500,000 related to the commission charged on the subordinated convertible debt issued during the six months ended June 30, 2000, compared with no such expense for the six months ended June 30, 1999. Interest expenses relating to bank overdrafts, shareholder loans and subordinated convertible debt amounted to $296,885 for the six months ended June 30, 2000, compared to $29,290 for the six months ended June 30, 1999. Interest revenue was generated through short-term deposits and amounted to $19,229 during the six months ended June 30, 2000, compared with no interest revenue for the six months ended June 30, 1999.

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

         Net cash used in operating activities was $4,401,204 for the six months ended June 30, 2000, including a net loss of $10,018,960 and an increase in payables of $243,453. This compares with net cash used in operating activities of $1,133,111 for the six months ended June 30, 1999, including a net loss of $1,657,458 and an increase in payables of $424,591. For the six months ended June 30, 2000, the Company recorded non-cash transactions of $4,293,000 relating to the issuance of a stock option to a non-employee consultant, a charge of $120,000 for the beneficial conversion feature on the subordinated convertible note issued during the period, and $692,604 of amortization of the deferred interest asset resulting from the issuance of detachable warrants issued during the period. This compares with no such non-cash transactions for the six months ended June 30, 1999. The Company's current operating expenditures are approximately $750,000 per month and the Company plans to increase its operating expenditures to $1,100,000 a month in order to expand its operations. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements until early in the year 2002.

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

The Company as a Going Concern

         Due to its lack of operating revenues, accumulated operating losses of $20,690,294 and the need for additional working capital, there is no assurance that the Company will be able to continue as a going concern. The Company's independent certified public accountants modified their opinion on the Company's consolidated financial statements in the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000, to express their substantial doubt about the Company's ability to continue as a going concern.

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