Form 10-Q
period 2000-09-30
CONSTELLATION 3D INC
filed 2000-11-14
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000
                         Commission File Number 0-28081

                             CONSTELLATION 3D, INC.
             -----------------------------------------------------
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

Yes  [X]    No [ ]

As of November 10, 2000, 43,457,026 shares of the registrant's common stock, $.001 par value per share, (the "Common Stock") were issued and outstanding, including the 500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant. EXCEPT WHERE AND AS OTHERWISE STATED TO THE CONTRARY IN THIS QUARTERLY REPORT, ALL SHARE, WARRANT AND OPTION AMOUNTS, PRICES PER SHARE AND EXERCISE PRICES HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THE THREE-FOR-ONE FORWARD SPLIT OF THE COMMON STOCK THAT TOOK EFFECT ON JANUARY 18, 2000.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2000

PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31, 1999..........1

                    Consolidated Condensed Statements of Operations for the three and nine months ended
                    September 30, 2000 and 1999, and the period from September 25, 1997 (inception) to
                    September 30, 2000............................................................................2

                    Consolidated Condensed Statements of Stockholders' Equity (Deficit) for the nine months ended September 30, 2000 and the tweleve months ended December 31, 1999.......................3

                    Consolidated Condensed Statements of Cash Flows for the three and nine months ended
                    September 30, 2000 and 1999, and the period from September 25, 1997 (inception) to
                    September 30, 2000............................................................................4

                    Notes to Consolidated Condensed Financial Statements..........................................5

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........9


         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................15


PART II - OTHER INFORMATION


         ITEM 1.    LEGAL PROCEEDINGS............................................................................23


         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................23


         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................................25


SIGNATURES          .............................................................................................28

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

        o the competitors' ability to successfully develop new technologies to satisfy demand for data storage;

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

        o economic and political instability in the foreign countries where the Company conducts operations;

        o  litigation actions by directors, employees, investors and others;

        o  limited operation and management history;

        o  dependence on key personnel;

        o  other factors discussed in the Quarterly Report.

         All of the above factors could cause the Company's actual results to differ materially from historical results and those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Quarterly Report, including without limitation, the Risk Factors contained in this Quarterly Report. This document should be read in conjunction with the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    September 30,       December 31,
                                                                                   2000 (unaudited)         1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                        $  11,916,493       $  2,030,139
   Prepaid and other                                                                      183,260            150,989
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   12,099,753          2,181,128

Furniture and Equipment, net                                                              373,311            241,100
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                         $ 12,473,064       $  2,422,228
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                                             $  1,896,161       $  1,268,404
   Due to related parties                                                                 568,501            360,711
   Current portion of convertible notes payable                                                 -            650,577
   Due to shareholder                                                                           -          1,316,712
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                               2,464,662          3,596,404

Convertible Line of Credit, net of discount of $104,500                                   904,541                  -

Convertible Notes Payable, net of discount of $2,537,800                                2,011,639          2,105,480

Other Long Term Liabilities                                                                42,151             39,969
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                       5,422,993          5,741,853
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
   Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
    outstanding                                                                                 -                  -
   Common stock, $.001 par value; 100,000,000 shares authorized, 42,907,526 and
    41,001,609 issued and outstanding                                                      42,908             41,001
   Additional paid in capital                                                          32,942,456          7,310,708
   Deficit accumulated during the development stage                                   (25,935,293)       (10,671,334)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                    7,050,071         (3,319,625)
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                 $ 12,473,064       $  2,422,228
=======================================================================================================================


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
 FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                             AND SEPTEMBER 30, 1999
                                   (unaudited)

                                                    Cumulative Amounts
                                                      From Inception        Three Months Ended September 30,
                                                    (September 25, 1997)    --------------------------------
                                                Through September 30, 2000      2000                  1999
---------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Research and development                               $  8,707,016         $ 1,349,084          $   655,678
 General and administrative                                7,841,960           1,049,974              351,277
 Marketing                                                 4,631,294             112,448                    -
---------------------------------------------------------------------------------------------------------------
Total operating expenses                                  21,180,270           2,511,506            1,006,955
---------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
 Interest expense, net                                     4,612,161           2,669,202               97,301
 Taxes                                                       142,862              64,291                1,000
---------------------------------------------------------------------------------------------------------------
Net loss                                                $(25,935,293)        $(5,244,999)         $(1,105,256)
===============================================================================================================

Net loss per share - basic and diluted                                       $     (0.13)         $     (0.04)
===============================================================================================================
Weighted average number of shares of
  common stock outstanding - basic and
  diluted                                                                     41,698,933           29,250,000
===============================================================================================================

[RESTUB TABLE]


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                    2000                   1999
------------------------------------------------------------------------------------
OPERATING EXPENSES
 Research and development                       $  3,267,122           $ 1,717,983
 General and administrative                        3,030,269               906,140
 Marketing                                         4,631,294                     -
------------------------------------------------------------------------------------
Total operating expenses                          10,928,685             2,624,123
------------------------------------------------------------------------------------
OTHER EXPENSES
 Interest expense, net                             4,259,462               126,591
 Taxes                                                75,812                12,000
------------------------------------------------------------------------------------
Net loss                                        $(15,263,959)          $(2,762,714)
====================================================================================

Net loss per share - basic and diluted          $       (.37)          $     (0.09)
====================================================================================
Weighted average number of shares of
  common stock outstanding - basic and
  diluted                                         41,234,050            29,238,000
====================================================================================

                   The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          Deficit
                                                                                        Accumulated
                                               Common Stock            Additional       During the
                                          Shares          Amount     Paid-in Capital  Development Stage      Total
-----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                29,214,000   $    29,214     $  4,859,326      $ (5,804,647)     $   (916,107)

Debt settlement through the
   issuance of common stock - April
   1, 1999                                  36,000            36          241,454                 -           241,490

Common stock issued in connection
   with reverse acquisition -
   October 1, 1999                      11,109,765        11,109          942,096                 -           953,205

Conversion of notes payable
   - October 22, 1999                      608,835           609        1,014,116                 -         1,014,725

Sale of common stock for cash, net
   November 1, 1999                         25,509            25           99,974                 -            99,999

Issuance of common stock for
   services November 8, 1999                 7,500             8           28,742                 -            28,750

Beneficial conversion discount of
   convertible debt - November 11,
   1999                                          -             -          125,000                 -           125,000

Net loss                                         -             -                -        (4,866,687)       (4,866,687)
-----------------------------------------------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                               Common Stock            Additional       During the
                                          Shares          Amount     Paid-in Capital  Development Stage      Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              41,001,609        41,001        7,310,708       (10,671,334)       (3,319,625)
Deferred interest relating to
   issuance of detachable warrants
   - March 24, 2000                              -             -        3,880,000                 -         3,880,000

Beneficial conversion discount of
   convertible debt - March 24, 2000             -             -          120,000                 -           120,000

Noncash stock-based compensation
   relating to issuance of stock
   options to consultant - May 11,
   2000                                          -             -        4,293,000                 -         4,293,000

Issuance of common stock for cash -
   August 17, 2000                          25,000            25          249,975                 -           250,000

Warrants issued relating to legal
   services rendered - August 18,
   2000                                          -             -           50,000                 -            50,000

Beneficial conversion discount of
   convertible line of credit -
   August 23, 2000                               -             -           73,000                 -            73,000

Deferred interest relating to
   issuance of detachabke warrants
   on line of credit - August 23,
   2000                                          -             -          117,000                 -           117,000

Conversion of loan payable - August
   23, 2000                                138,102           138        1,402,025                 -         1,402,163

Conversion of notes payable -
   August 23, 2000                         166,097           166        1,686,233                 -         1,686,399

Issuance of warrants and modification
   of conversion terms in connection
   with convertible debt and
   shareholder loans                             -             -        1,730,000                 -         1,730,000

Issuance of common stock for cash
   - August 23, 2000                       492,459           493        4,614,562                 -         4,615,055

Warrants issued in connection with
   the acquisition of patents -
   August 28, 2000                               -             -           56,000                 -            56,000

Issuance of common stock for cash
   - August 31, 2000                       197,026           197        1,920,212                 -         1,920,409

Conversion of notes payable -
   September 12, 2000                      380,000           380          681,194                 -           681,574

Issuance of common stock for cash
   - September 12, 2000                     14,774            15          143,985                 -           144,000

Issuance of common stock for cash
   - September 19, 2000                    492,459           493        4,614,562                 -         4,615,055

Net loss                                         -             -                -       (15,263,959)      (15,263,959)
-----------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000
   (unaudited)                          42,907,526   $    42,908     $ 32,942,456      $(25,935,293)     $  7,050,071
=======================================================================================================================

                   The accompanying notes are an integral part
              of these consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                             AND SEPTEMBER 30, 1999
                                  (unaudited)


                                                    Cumulative Amounts
                                                      From Inception
                                                   (September 25, 1997)   Three Months Ended September 30,
                                                   Through September 30,  --------------------------------
                                                           2000                2000              1999
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                            $(25,935,293)       $(5,244,999)       $(1,105,256)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Noncash stock-based compensation                     4,321,750                  -                  -
     Beneficial conversion feature                          318,000             73,000                  -
     Discount amortization on deferred interest           1,354,700            662,096                  -
     Interest expense relating to issuance of
       warrants                                           1,080,000          1,080,000                  -
     Interest expense relating to modification
       of debt conversion rates                             650,000            650,000                  -
     Depreciation                                           127,936             18,550              8,107
     Write down of furniture and equipment                   49,750                  -                  -
     Warrants issued relating to legal services
       rendered                                              50,000             50,000                  -
     Warrants issued relating to acquisition of
       patents                                               56,000             56,000                  -
     Change in assets and liabilities:
         Prepaid and other                                 (198,194)            14,009            (72,955)
         Accounts payable                                 1,896,988            384,305             92,491
         Accrued interest on convertible notes
           payable                                          198,270            (58,781)                 -
         Accrued interest on shareholder loans               85,455             20,633                  -
         Accrued interest on line of credit                   9,041              9,041                  -
------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                   (15,935,597)        (2,286,146)        (1,077,613)
------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of property, plant and equipment               (632,927)          (103,020)           (21,968)
   Sale of property, plant and equipment                     80,405                  -             42,576
   Business acquisition, net of cash acquired             1,019,413                  -                  -
------------------------------------------------------------------------------------------------------------

Net Cash Provided (Used in) Investing Activities            466,891           (103,020)            20,608
------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                16,533,057         11,544,517                  -
   Proceeds from issuance of convertible debt             7,700,000                  -                  -
   Proceeds from borrowings on line of credit             1,000,000          1,000,000                  -
   Proceeds from shareholders loan                        1,541,490                  -                  -
   Net changes in other long-term debt                       42,151            (15,306)            (6,074)
   Advances from (repayments to) related party              568,501              7,993             20,297
   Advances from parent company                                   -                  -          1,230,927
------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                27,385,199         12,537,204          1,245,150
------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                11,916,493         10,148,038            188,145

Cash and Cash Equivalents, beginning of period                    -          1,768,455            112,800
------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period               $ 11,916,493        $11,916,493        $   300,945
============================================================================================================
Non-cash Financing Activity
Deferred financing cost related to detachable
warrants                                               $  3,997,000        $   117,000        $         -
Conversion of notes payable                               3,382,698          2,367,973                  -
Conversion of loans payable                               1,643,653          1,402,163                  -
Net assets disposed of upon acquisition                      66,028                  -                  -
Stock issued in reverse acquisition                         953,205                  -                  -
============================================================================================================

[RESTUB TABLE]


                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                         2000              1999
-----------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                          $(15,263,959)      $(2,762,714)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Noncash stock-based compensation                   4,293,000                 -
     Beneficial conversion feature                        193,000                 -
     Discount amortization on deferred interest         1,354,700                 -
     Interest expense relating to issuance of
       warrants                                         1,080,000                 -
     Interest expense relating to modification
       of debt conversion rates                           650,000                 -
     Depreciation                                          48,573            42,100
     Write down of furniture and equipment                      -            49,750
     Warrants issued relating to legal services
       rendered                                            50,000                 -
     Warrants issued relating to acquisition of
       patents                                             56,000                 -
     Change in assets and liabilities:
         Prepaid and other                                (32,271)          (56,942)
         Accounts payable                                 627,758           517,082
         Accrued interest on convertible notes
           payable                                        161,353                 -
         Accrued interest on shareholder loans             85,455                 -
         Accrued interest on line of credit                 9,041                 -
------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                  (6,687,350)       (2,210,724)
------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of property, plant and equipment             (180,785)         (130,553)
   Sale of property, plant and equipment                        -            42,576
   Business acquisition, net of cash acquired                   -                 -
------------------------------------------------------------------------------------

Net Cash Provided (Used in) Investing Activities         (180,785)          (87,977)
------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock              11,544,517                 -
   Proceeds from issuance of convertible debt           4,000,000                 -
   Proceeds from borrowings on line of credit           1,000,000                 -
   Proceeds from shareholders loan                              -           241,490
   Net changes in other long-term debt                      2,182            (2,396)
   Advances from (repayments to) related party            207,790          (228,309)
   Advances from parent company                                 -         2,465,764
------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities              16,754,489         2,476,549
------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents               9,886,354           177,848

Cash and Cash Equivalents, beginning of period          2,030,139           123,097
------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period             $ 11,916,493       $   300,945
====================================================================================
Non-cash Financing Activity
Deferred financing cost related to detachable
warrants                                             $  3,997,000       $         -
Conversion of notes payable                             2,367,973                 -
Conversion of loans payable                             1,402,163           241,490
Net assets disposed of upon acquisition                         -                 -
Stock issued in reverse acquisition                             -                 -
====================================================================================

                  The accompanying notes are an integral part
              of these consolidated condensed financial statement

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BUSINESS DESCRIPTION

Constellation 3D, Inc., a Florida corporation ("C3D"); together with all of its subsidiaries, (the "Company"), was incorporated on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the company was changed to C3D Inc. on March 24, 1999 in anticipation of a transaction with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech").

On October 1, 1999, C3D completed the acquisition of Constellation Tech, which was treated as a reverse acquisition whereby C3D was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost bases. The results of operations include those of both companies from the date of acquisition. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. As the transaction was a reverse acquisition with a public shell, no pro forma information related to this transaction is provided. The equity (deficit) section of the balance sheet and the earnings per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement.

The consolidated condensed financial statements of the Company include the accounts of its subsidiaries after elimination of intercompany balances and transactions.

On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D, Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999, and amended its Articles of Incorporation to allow for an increase in the number of shares authorized from 50,000,000 shares to 100,000,000 shares of Common Stock ($.001 par value). In addition, the Company is authorized to issue 10,000,000 shares of preferred stock (no par value). On January 18, 2000, a three-for-one forward split of C3D's Common Stock took effect for shareholders of record as of December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

The Company has developed what it believes to be a state-of-the-art optical, data storage product that surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated condensed interim financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheets as of September 30, 2000, and the related consolidated condensed statements of operations, stockholders' equity (deficit) and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed interim financial statements should be read in conjunction with the Company's audited consolidated condensed financial statements and the related notes thereto included in C3D's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000.

The results of operations and the cash flows presented for the three months ended September 30, 2000 and 1999 and the results of operations and the cash flows for the nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $25,935,293 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

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

In March 2000, the Financial Accounting Standards Board released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 addresses certain practice issues related to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). FIN 44 applies only to companies that have chosen not to adopt SFAS 123, Accounting for Stock-Based Compensation, for transactions with employees. Among other issues, FIN 44 clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the periods after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000.

The Company does not expect the adoption of either of the above accounting pronouncements to have a material effect on its financial position or results of operations.

Effective January 1, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities, issued by the American Institute of Certified Public Accountants. SOP 98-5 establishes guidance on the financial reporting of start-up costs and organization costs. The Statement requires that costs of start-up activities and organization costs be expenses as incurred. The effect of adopting this standard was not material to the Company.

NOTE 3.  INCOME TAXES

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

NOTE 4.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and contingent shares, based on the treasury method of computing such effects, and are not included in the calculation of loss per share, as their effect was anti-dilutive. On January 18, 2000, a three-for-one forward split of C3D's

Common Stock took effect for shareholders of record as of December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

NOTE 5.  STOCKHOLDERS' EQUITY

On August 23, 2000, a shareholder loan in the principal amount of $1,300,000 plus accrued interest of $102,163 was converted into 138,102 shares of common stock at $10.1531 per share. The shareholder also received one-year warrants to purchase 69,051 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 55,241 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $490,000 based on the Black-Scholes option-pricing model; such amount was recorded as interest expense and as an addition to paid-in capital of stockholders' equity.

On August 23, 2000, an aggregate principal amount of $1,600,000 plus accrued interest of $86,399 of 8% convertible notes was converted into 166,097 shares of common stock at a conversion rate of $10.1531 per share. The conversion price was amended to $10.1531 from $16.67 which resulted in additional interest expense of $650,000 based on the excess of the fair values of all securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms; such amount was recorded as interest expense and as an addition to paid-in capital of stockholders' equity. The noteholder also received one-year warrants to purchase 83,048 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 66,439 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $590,000 based on the Black-Scholes option-pricing model; such amount was recorded as interest expense and as an addition to paid-in capital of stockholders' equity.

On August 23, 2000, the Company sold 492,459 shares of common stock to Halifax Fund, L.P.("Halifax") for an aggregate of $4,615,055 net of cost of financing. In connection with this sale, the Company issued the following warrants to
Halifax: (1) five-year warrants to purchase 196,984 shares of common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula (as defined in the agreement), and (3) one-year warrants to purchase 246,229 shares of common stock at the initial exercise price of $10.15313 per share. In connection with this sale, the Company granted Halifax certain registration rights with respect to 492,459 shares of common stock and the underlying shares to be issued upon the exercise of the above described warrants.

On August 31, 2000, the Company sold 197,026 shares of common stock for an aggregate of $2,000,426 to Koor Underwriters and Issuers Ltd. ("Koor"). In connection with this sale, the Company issued the following warrants: (1) five-year warrants to purchase 78,813 shares of common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula (as defined in the agreement), and (3) one-year warrants to purchase 98,513 shares of common stock at the initial exercise price of $10.15313 per share. In connection with this sale, the Company granted Koor certain registration rights with respect to 197,026 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

On September 12, 2000, an aggregate principal amount of $600,000 plus accrued interest of $81,574 of a convertible note, dated December 2, 1998, was converted into 380,000 shares of common stock at $1.794 per share.

On September 19, 2000, the Company sold an additional 492,459 shares of common stock to Halifax for an aggregate of $4,615,055 net of cost of financing. In connection with this additional investment, the Company amended the investment agreement for the following additional warrants to Halifax: (1) five-year warrants to purchase 196,984 shares of common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula (as defined in the agreement), and (3) one-year warrants to purchase 246,229 shares of common stock at the initial exercise price of $10.15313 per share. In connection with this sale, the Company granted Halifax certain registration rights with respect to 492,459 shares of common stock and the underlying shares to be issued upon the exercise of the above described warrants.

Convertible line of credit

On August 23, 2000, the Company established a credit line of up to $6 million with Constellation 3D Technology Limited, a British Virgin Islands company. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation 3D Technology Limited has the right to convert the outstanding loan amount together with accrued interest into equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72. In connection with this credit line, Constellation 3D Technology Limited will receive a three-year warrant to purchase 20,000 shares of the Company common stock upon signing the Loan Agreement and a three-year warrant to purchase 10,000 shares of the Company common stock upon each withdrawal made by the Company from this credit line. The purchase price of the above-stated warrants is equal to 100% of the closing price of the Company's common stock on August 23, 2000, being $11.50. Up to one year from the Company's last withdrawal from the credit line, Constellation 3D Technology Limited will have the right to purchase additional shares of the Company's common stock for not less than $2,000,000. On August 28, 2000, the Company issued a Convertible Note to Constellation 3D Technology Limited in the principal sum of $1,000,000.



Stock options

The shareholders approved the 1999 stock option plan (the "Plan") on December 27, 1999. The Plan allows the Company to grant stock options to its officers, key employees, directors and other important consultants at prices not less than fair market value at the date of grant. A maximum of 4,617,540 shares were approved to be issued under the Plan. As at September 30, 2000 there were 3,871,550 options under this Plan outstanding and 1,365,000 options outside of the Plan outstanding.

The following table summarizes information about stock options outstanding and exercisable as at September 30, 2000:


                                        Options Outstanding                         Options Exercisable
                         -------------------------------------------------   ------------------------------------
                             Number           Weighted                          Number
       Range of          Outstanding as       Average          Weighted      Exercisable as          Weighted
-----------------------   September 30,      contractual        Average      at September 30,         Average
   Exercise Price             2000              Life        Exercise Price        2000             Exercise Price
-----------------------  --------------      -----------    --------------   -----------------     ---------------

      $  1.33                525,000            4.72              $1.33           525,000              $1.33
      $  5.00                450,000            4.62              $5.00           450,000              $5.00
      $ 11.25                390,000            3.90             $11.25           150,000             $11.25
      $ 10.69              3,871,550            4.62             $10.69         1,622,750             $10.69
-----------------          ---------            ----             ------         ---------             ------
$  1.33 - $ 11.25          5,236,550            4.58              $9.26         2,747,750              $7.33
-----------------          ---------            ----             ------         ---------             ------

NOTE 6.  LEGAL PROCEEDINGS

On June 9, 2000, Challis International Limited ("Challis") commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation Tech and C3D. The Complaint alleges that Challis entered into several contracts with Constellation Tech or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in C3D. Although C3D is not a party to any of the contracts upon which Challis bases its claims, Challis seeks to hold C3D liable based on allegations that C3D is the alter-ego of Constellation Tech, and that an officer of C3D signed an appendix to one of the contracts between Challis and Constellation Tech. Challis alleges that it is entitled to 3,494,205 shares of C3D. The complaint seeks an order directing the defendants to issue proper certificates to Challis for 3,494,205 shares of C3D or, if specific performance is not granted, the fair market value of the shares, plus any incidental damages. The Company believes that the outcome will not have a material adverse effect on the Company's financial positions, results of operations and cash flows.

NOTE 7.  SUBSEQUENT EVENTS

On October 12, 2000, an aggregate principal amount of $500,000 plus accrued interest of approximately $44,507 of 8% convertible notes was converted into 49,500 shares of common stock at a conversion price of $11.00 per share. The noteholder also received one-year warrants to purchase 15,000 shares of common stock at an exercise price of $10.1531. The issuance contains certain registration rights with respect to the underlying common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including risk factors set forth in this Quarterly Report and in the Company's amended Form 10-K filed with the Securities and Exchange Commission on March 31, 2000. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

         Constellation 3D, Inc. ("C3D"), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United States, Israel and Russia, and a subcontractor who performs services for the Company in the Ukraine, the Company researches and develops its proprietary technology ("Fluorescent Memory" or "Fluorescent Memory Technology")

         The Company plans to continue its focus on research and development of its data storage technology and to develop strategic alliances, joint ventures and licensing arrangements with established companies in the data storage industry. The Company expects that its operating expenses will increase significantly during the foreseeable future as the result of its plans to:

         o increase expenditures on marketing and business development by hosting demonstrations of the Company's technology to potential strategic partners, continually obtaining information about the market size and growth parameters to update the market analysis, updating industry pricing and cost trends, enlarging the team responsible for establishing partnerships, and monitoring new technological developments in the industry. The Company expects to increase expenditures from the current levels of approximately $40,000 per month to $150,000 per month for the above activities;

         o enhance existing capabilities of products by increasing the levels of research and development expenditures and capital assets from the current levels of $360,000 per month to $450,000;

         o increase expenditures on administration to provide the overall management of the parent company as well as the subsidiaries from the current levels of $340,000 per month to $380,000 per month;

         o increase monthly expenditures on professional fees for patent registration, licensing and joint venture agreements from $40,000 per month to $100,000 per month; and

         o establish research and development facilities with initial manufacturing capabilities in the United States by hiring additional staff and transferring equipment and personnel. The Company expects such expenses to be approximately $1,000,000 over the next twelve months.

         The Company must raise additional funds as a result of the planned significant increase in its operating expenditures. The Company has sufficient working capital to support its operations through September 2001 and is in the process of negotiating for additional capital. The Company does not expect to receive revenues until the end of the second quarter of the fiscal year 2001 and expects to continue to incur operating losses until late in the third or fourth quarter of fiscal year 2002. The Company is currently exploring additional financing alternatives, including the possibility of private equity or debt offerings.

         Although our existing debt securities contain no such restrictions, the signing of future convertible debt or preferred share agreements could result in restrictions being placed on dividends, interest and principal payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available or, if it is, that it will be available on terms acceptable to the Company.

         On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company. C3D then issued 10,500,000 shares of Common Stock to Constellation 3D Trust LLC as a capital contribution and later cancelled all but 500,000 of said shares. Constellation 3D Trust LLC intends to use the shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital. For the purposes of the Company's consolidated condensed financial statements, the net issuance of the 500,000 shares of Common Stock are not considered to be issued or outstanding because the Common Stock has remained under the control of C3D and will be cancelled if no financing transaction is completed.

         On August 22, 2000, the Company issued 10,000 warrants jointly to Reflekt Technology, Inc., a Massachusetts corporation ("Reflekt") and Vladimir Schwartz, President, sole director and sole shareholder of Reflekt ("Schwartz") in exchange for certain patents, which Reflekt or Schwartz owned in whole or in part. The warrants are exercisable beginning August 22, 2001 at an exercise price of $11.25 per share and terminate on August 22, 2004.

         On December 1, 1999, the Company entered into a Placement Agency Agreement and Warrant Agreement dated December 1, 1999 (the "Agency Agreement" and "Warrant Agreement" respectively) with Sands Brothers & Co., Ltd. ("Sands Brothers") which obligates Sands Brothers to raise through the placement of the Company's securities, on a best efforts basis, a minimum of $4.0 million (the "Minimum Amount") and, as amended on March 23, 2000, a maximum of $120.0 million for the Company. By the face of the March 23, 2000 amendments to the Agency and Warrant Agreements, the Company was to issue to Sands Brothers warrants to purchase 1,050,000 shares at an exercise price of $3.67 per share for the Minimum Amount of securities sold, and 600,000 stock warrants for each $1.0 million of the Company's securities sold up to $25.0 million (the "Additional Placement Agent Warrants") at an exercise price equal to a 40% discount to the average of the bid price of the Company's common stock for the 120 day period prior to any closing, but in no event less than $5.00 per share. On March 24, 2000, Sands Brothers Venture Capital Associates LLC, an affiliate of Sands Brothers, invested $4 million in the Company through a subordinated convertible debenture. Pursuant to the provisions in the Agency Agreement, the Company agreed to issue to Sands Brothers warrants to purchase 1,050,000 and 2,400,000 shares of common stock at the prices of $3.67 and $15.13, respectively.

         On March 23, May 16, May 31, June 28, and August 3, 2000, the Company amended the Placement Agency Agreement, Warrant Agreement and Warrant Certificate No. SB-2. Among other results of the amendments, Sands Brothers is no longer the Company's exclusive financing source and is not entitled to any fees or stock warrants with respect to financing sources, which it does not bring to the Company.

         The Company believes that the Warrants and all provisions in the Agency Agreement, and all documents related thereto which call for the issuance of the warrants to Sands Brothers are no longer enforceable, because Sands Brothers failed to satisfy its obligation to raise $7.5 million in financing for the Company within 150 days of the Commencement Date as defined in the Agency Agreement. The Company intends to renegotiate the foregoing documents with Sands Brothers.

         The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the data storage market. These risks include, but are not limited to, rapid technological change, inability to manage growth, competition from more established companies, dependence on suppliers, internal system problems and the inability to obtain sufficient financing and an unproven business record.

Results of Operations for the Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         The Company's reported financial condition and earnings for the nine months ended September 30, 2000, includes all amounts for the parent company, C3D, and C3D's three wholly owned operating subsidiary companies, C-TriD Israel Ltd., an Israeli company ("C-TriD"), TriD Store Vostok, a Russian company ("Vostok"), and FMD&E, Inc., a Massachusetts company ("FMD&E"). The Company's reported financial condition and results of operations for the comparative nine months ended September 30, 1999, include the consolidated amounts of the predecessor company, Constellation Tech.

         Revenue. The Company generated no revenue for the nine months ended September 30, 2000 and 1999.

         Research and Development Expenses. The Company incurred research and development expenses of $3,267,122 for the nine months ended September 30, 2000, compared with $1,717,983 for nine months ended September 30, 1999 for an increase of $1,549,139, or about 91%. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, and professional fees for patent registration of intellectual property. The significant costs were payroll for staff and contractors, which amounted to $2,109,885 for the nine months ended September 30, 2000, compared with $1,005,242 for the nine months ended September 30, 1999. The increase was primarily due to the hiring of additional staff with greater qualifications, and the expansion of the Company's contractual relationships with current subcontractors. Professional fees were $288,677 for patent registration for the nine months ended September 30, 2000, compared with $451,557 for the nine months ended September 30, 1999. The decrease in patent registration was due to the Company's proprietary Fluorescent Memory Technology becoming more proven and patentable during the same period last year. Materials consumed amounted to $275,972 for the nine months ended September 30, 2000, compared with $36,455 for the nine months ended September 30, 1999. The increase in material was due to purchase of various lasers required at the current stage of development of the Company's products. Travel expenses amounted to $221,775 for the nine months ended September 30, 2000, compared with $13,383 travel expenses for the nine months ended September 30, 1999. The increase in travel costs is due to the travel of research and development staff between the Company's geographical locations. General and administrative costs associated with research and development facilities were $225,200 for the nine months ended September 30, 2000, compared with $196,793 for the nine months ended September 30, 1999.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $3,030,269 for the nine months ended September 30, 2000, compared with $906,140 for the nine months ended September 30, 1999 for an increase of $2,124,129, or about 234%. The Company paid substantially more for management and facilities for the nine months ended September 30, 2000, than it did for the nine months ended September 30, 1999. Payroll expenses and management fees relating to general and administrative activities were $639,201 for the nine months ended September 30, 2000, compared with $241,963 for the nine months ended September 30, 1999. The rise in compensation expenses was due to the increase in the size and compensation of the management team compared to the nine months ended September 30, 1999. Professional fees were $1,049,968 for the nine months ended September 30, 2000, compared with $55,557 for the nine months ended September 30, 1999. The increase was for legal support for the Company's legal and accounting work required for the preparation of the publicly filed quarterly and annual reports, and the recently filed registration statement. Office and maintenance charges were $620,018 for the nine months ended September 30, 2000, compared with $351,536 for the nine months ended September 30 1999. The increase in office and maintenance charges relates to the increased activity of the New York office for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, when there was no corporate office in New York. Travel and accommodation expenses were $412,906 in the nine months ended September 30, 2000, compared with $100,985 for the nine months ended September 30, 1999. The increase in travel and accommodation expenditures was due to the increased fund-raising activities of the Company for the nine months ended September 30, 2000, over the nine months ended September 30, 1999. Consulting fees amounted to $139,516 for the nine months ended September 30, 2000, compared with $92,185 for the nine months ended September 30, 1999. Shareholder relations expenses and filing fees were $139,708 for the nine months ended September 30, 2000, compared with no expenses or fees for the nine months ended September 30, 1999.

         Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $4,631,294 for the nine months ended September 30, 2000, compared to no expenses for the nine months ended September 30, 1999, when the Company had yet to demonstrate its technology. Most of these expenses, $4,519,161, were compensation expenses relating to marketing and business development. The compensation expense consisted of $4,293,000 in non-cash stock-based compensation due to the grant of 450,000 options to a non-employee consultant and $226,161 in payroll and consulting fees for the nine months ended September 30, 2000, compared with no such expenses for the nine months ended September 30, 1999. The compensation charge relating to the grant of stock options represents the relative fair value ascribed to the options measured using the Black-Scholes option-pricing model. The Company reflected the effects of the compensation expense related to the grant of stock options as an increase to additional paid-in capital in the statement of stockholders' equity. Travel and accommodation expenses for product demonstrations and exhibits were $107,430 for the nine months ended September 30, 2000, compared with no expenses for the nine months ended September 30, 1999. The Company incurred $4,703 in expenses relating to media exposure for the nine months ended September 30, 2000, compared to no expenses for the nine months ended September 30, 1999.

         Interest expense, net. The Company recorded net interest expense of $4,259,462 for the nine months ended September 30, 2000, compared with $126,591 for the nine months ended September 30, 1999 for an increase of $4,132,871, or 3253%. The interest expense included $1,354,700 for the amortization of the financing cost associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit during the nine months ended September 30, 2000, compared to no such expense for the nine months ended September 30, 1999. The Company recorded interest expense of $193,000 for the beneficial conversion feature on subordinated convertible debt issued during the nine months ended September 30, 2000, compared to no such expense for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, a shareholder loan and a convertible note were converted into common stock. The original conversion terms were amended to reduce the conversion price and the Company issued warrants relating to the shareholder loan and convertible note. The value ascribed to the warrants and the modification of the conversion terms for accounting purposes was $1,730,000; such amount was recorded as interest expense and as an addition to paid-in capital of stockholders' equity. The Company also recorded an interest expense of $500,000 related to the commission charged on the subordinated convertible debt issued during the nine months ended September 30, 2000, compared with no such expense for the nine months ended September 30, 1999. Interest expenses relating to bank overdrafts, shareholder loans and subordinated convertible debt amounted to $501,898 for the nine months ended September 30, 2000, compared to $126,591 for the nine months ended September 30, 1999. Interest revenue was generated through short-term deposits and amounted to $20,136 during the nine months ended September 30, 2000, compared with no interest revenue for the nine months ended September 30, 1999.

         Taxes. The Company has generated inter-company taxable income to date and therefore has incurred $75,812 for the nine months ended September 30, 2000, compared with $12,000 for the nine months ended September 30, 1999. Israeli and Russian subsidiaries, C-TriD and Vostok, incurred taxes due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has fully reserved deferred tax assets created primarily from net operating loss carry-forwards because management is unable to conclude that future realization is likely.

Results of Operations for the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

         The reported financial condition and earnings for the three months ended September 30, 2000, includes all amounts for the parent company, C3D, and C3D's three wholly owned operating subsidiary companies, C-TriD, Vostok and FMD&E. The reported financial condition and results of operations for the comparative three months ended September 30, 1999, include the consolidated amounts of the predecessor company, Constellation Tech.

         Revenue. The Company generated no revenue in the three months ended September 30, 2000 and 1999.

         Research and Development Expenses. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, professional fees for intellectual property, general and administrative expenses related to development offices, and travel expenses. The Company incurred research and development expenses of $1,349,084 for the three months ended September 30, 2000, compared with $655,678 for the three months ended September 30, 1999 for an increase of $693,406, or about 106%. The significant costs were payroll for staff and contractors, which amounted to $963,325 for the three months ended September 30, 2000, compared with $485,242 for the three months ended September 30, 1999. Professional fees were $139,400 for patent preparation and filing for the three months ended September 30, 2000, compared with $68,305 for the three months ended September 30, 1999. General office expenses relating to research and development amounted to $65,005 for the three months ended September 30, 2000, compared with $79,657 for the three months ended September 30, 1999. The Company incurred $93,191 for expenses relating to the acquisition of materials for the three months ended September 30, 2000, compared with $18,574 for the three months ended September 30, 1999. The increase in material was due to purchase of lasers required at the current stage of development of the Company's products. Travel expenses amounted to $80,685 for the three months ended September 30, 2000, compared with $13,383 for the three months ended September 30, 1999. The increase in travel costs is due to the travel of research and development staff between the Company's geographical locations.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional services, telephone expense, travel and other general corporate expenses. General and administrative expenses were $1,049,974 for the three months ended September 30, 2000, compared with $351,277 for the three months ended September 30, 1999 for an increase of $698,697, or about 199%. This increase reflected the hiring of additional management, increased facilities charges and expansion of operations in the United States. Payroll expenses and management fees relating to general and administrative expenses were $215,443 for the three months ended September 30, 2000, compared with $71,628 for the three months ended September 30, 1999. The increase was due to the management team receiving compensation directly from C3D during the third quarter of last year rather than the predecessor company. Office and maintenance charges consisting of expenditures on rent, general maintenance and communications were $332,013 for the three months ended September 30, 2000, compared with $145,574 for the three months ended September 30, 1999. Travel and accommodation expenses were $160,062 for the three months ended September 30, 2000, compared with $8,208 for the three months ended September 30, 1999. Professional fees were $309,273 for the three months ended September 30, 2000, compared with $29,165 for the three months ended September 30, 1999, the majority of which were related to legal support for the preparation of the previously filed quarterly and registration statements. Consulting fees amounted to $9,000 for the three months ended September 30, 2000, compared with $42,745 for the three months ended September 30, 1999. Shareholder relations expenses and filing fees were $51,955 for the three months ended September 30, 2000, compared with no expenses or fees for the three months ended September 30, 1999.

         Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $112,448 for the three months ended September 30, 2000, compared to no expenses for the three months ended September 30, 1999, when the company had yet to demonstrate its technology. Payroll and consulting fees relating to marketing and business development were $61,161 for the three months ended September 30, 2000, compared with no expenses for three months ended September 30, 1999. Travel and accommodation expenses were $51,287 for the three months ended September 30, 2000, compared with no expenses for the three months ended September 30, 1999

         Interest expense, net. The Company has recorded net interest expense of $2,669,202 for the three months ended September 30, 2000, compared with $97,301 for the three months ended September

30, 1999 for an increase of $2,571,901, or 2643%. The Company recorded interest expense of $662,096 for the amortization of the financing cost associated with the detachable warrants during the three months ended September 30, 2000, compared to no expense for the three months ended September 30, 1999. The Company recorded interest expense of $73,000 for the beneficial conversion feature on convertible line of credit issued during the three months ended September 30, 2000, compared to no such expense for the three months ended September 30, 1999. During the three months ended September 30, 2000, a shareholder loan and a convertible note were converted into common stock. The original conversion terms were amended to reduce the conversion price and the Company issued warrants relating to the Shareholder loan and convertible note. The value ascribed to the warrants and the modification of the conversion terms for accounting purposes was $1,730,000; such amount was recorded as interest expense and as an addition to paid-in capital of stockholders' equity. Interest expense relating to shareholder loans, notes payable and the subordinated convertible debts amounted to $205,013 for the three months ended September 30, 2000, compared to $97,301 for the three months ended September 30, 1999. Interest revenue was generated through short-term deposits and amounted to $907 during the three months ended September 30, 2000, compared with no interest revenue for the three months ended September 30, 1999.

         Taxes. The Company has generated inter-company taxable income to date and therefore has paid $64,291 for the three months ended September 30, 2000, compared with $1,000 for the three months ended September 30, 1999. The taxes were incurred in the Israeli and Russian subsidiaries, C-TriD and Vostok, due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. Deferred tax assets created primarily from net operating loss carry-forwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

         As of September 30, 2000, the Company's cash position was $11,916,493 and its working capital was $9,635,091, compared to a cash position of $2,030,139 and a working capital deficit of $1,415,276 as at December 31, 1999.

         Since inception, the Company has financed its operations from capital contributions, shareholder loans, subordinated convertible debt, and borrowings from a line of credit. During the nine months ended September 30, 2000, the Company received net proceeds of $11,544,517 from the sale of common stock, proceeds of $4,000,000 from the issuance of subordinate convertible debt, $1,000,000 from borrowings on the line of credit, and advances from related parties of $207,790. This compares with net proceeds from shareholder loans and advances from related parties of $2,478,945 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, convertible notes in the aggregate amount of $2,367,973 and loans payable in the aggregate amount of $1,402,163 were converted into common shares of the Company.

         Net cash used in operating activities was $6,687,350 for the nine months ended September 30, 2000, including a net loss of $15,263,959 and an increase in payables of $627,758. This compares with net cash used in operating activities of $2,210,724 for the nine months ended September 30, 1999, including a net loss of $2,762,714 and an increase in payables of $517,082. For the nine months ended September 30, 2000, the Company recorded non-cash transactions of $4,293,000 relating to the issuance of stock options to a non-employee consultant, a charge of $193,000 for the beneficial conversion feature on convertible debt and convertible line of credit issued during the period, $1,080,000 and $650,000 relating to the issuance of warrants and the modification of convertible debt during one period and $1,354,700 for the amortization of the deferred interest from the issuance of detachable warrants issued during the period. This compares with no such non-cash transactions for the nine months ended September 30, 1999. The Company's current operating expenditures are approximately $800,000 per month and the Company plans to increase its operating expenditures to $1,100,000 a month in order to expand its operations. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements until early in the year 2002.

         The Company incurred net capital expenditures of $180,785 for the nine months ended September 30, 2000, compared with $87,977 for the nine months ended September 30, 1999. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

         Based on its existing capital resources, the Company believes that it will be able to fund operations through September 2001. The Company's capital requirements depend on several factors, including the success and progress of research development programs, the resources devoted to developing products, the extent to which products achieve market acceptance, and other factors. The Company anticipates that it will require substantial additional financing to fund its working capital requirements. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

         The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $25,935,293 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

Recent Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for fiscal years beginning after September 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. Also, Statement Of Position 98-5, "Reporting the Costs of Start-up Activities" is effective for the year ended January 1, 2000. The Company does not expect the adoption of either of the above accounting pronouncements to have a material effect on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments, does not engage in any hedging transactions but does have outstanding long-term debt with fixed interest rates. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

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

RISK FACTORS

The Company has no history of revenue, and expects to continue to incur operating losses until late 2002.

As a research and development company, there is no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses until late in the third or fourth quarter of 2002. The Company incurred a net loss of $15,263,959 for the nine months ended September 30, 2000, $4,866,687 for the year ended December 31, 1999 and $3,191,902 for the year ended December 31, 1998. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses from approximately $800,000 per month to $1,100,000 per month in order to fund research and development and increase administration resources. However, the Company expects to receive revenues by the end of the second quarter of 2001. Nevertheless, it is possible that the Company revenue may never be sufficient to recognize a profit.

The Company has a limited operating history that began in 1997 and may encounter difficulties typical to new operations.

Some of the Company subsidiaries began operating in January of 1997, when they continued to perform research and development of three-dimensional technology for the storage of digital information on disc that the Company's scientists had begun in 1995.

Since the Company is a new operation, it may encounter problems, expenses, difficulties, complications, and delays typical to new operations. Primarily, there is the risk that the Company may not be able to transform the technology developed into commercially profitable products. Also, there is the risk that once another company or the Company introduced the products into the market place, the market will not accept or adopt the Company's products.

The Company frequently will need to raise large amounts of additional capital to sustain operations, and the Company cannot assure that it can continue to raise sufficient capital when the Company needs to do so.

The Company believes that it has sufficient working capital to sustain operations through September 2001. However, because the Company is a research and development company in the data storage technology field, it continually expends large amounts of capital over short periods of time. The Company currently does not generate any revenues and does not expect to do so until the end of the second quarter of 2001. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of the Company's research and development. The Company will require additional funds before it achieves positive cash flow from operations. The Company's future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and the Company marketing efforts. The Company is actively in the process of raising additional capital, including the issuance of warrants and convertible debt securities and the potential issuance of preferred shares. The Company's outstanding convertible debt does not materially adversely affect the Company's liquidity. However, future debt or preferred share offerings could result in restrictions that could make payments of such debts difficult, create difficulties in obtaining future financings, limit the Company options for changing the business and cause substantial cash flow problems. The Company cannot assure you that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to us. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to shareholders. The Company is not currently considering acquiring a bank line of credit.

The Company and the Company's contractor conduct operations in countries with a recent history of economic and political instability.

In addition to the Company's activities in the United States, the Company conducts business operations in Israel and Russia. Additionally, the Company has hired a subcontractor to perform various activities in the Ukraine. In recent history, these three nations have experienced significant economic and political instability. It is possible that present or future economic or political instability in these nations will have a material adverse impact on the Company's ability to conduct business or on the Company's financial condition.

Economic instability in the foreign nations in which the Company operates might result from or lead to inflation, high interest rates and social unrest which could adversely affect the Company's operations and performance.

Economic instability may encompass unstable price levels such as inflation, unstable interest levels or rates, such as fluctuation of capital, and social unrest that could adversely affect the Company's operations and performance.

The rate of inflation in Israel, Russia and the Ukraine has not materially adversely affected the Company's financial condition. It is impossible for us to predict whether the rate of inflation in Israel, Russia or the Ukraine will materially adversely affect the Company's future financial condition. However, the Company believes that it is possible that such adverse effects might result in the future. On numerous occasions in the past, high rates of inflation have occurred in Israel, Russia and the Ukraine. High inflation may reoccur in the future, causing insecurity and uneasiness in the local populace in general, including the Company's employees. In these situations, there is often concern about the increasing cost of living and attempts to keep pace with it. This situation by itself might adversely affect the Company's performance. Whenever the currency exchange rate does not proportionally match inflation, as has happened as a matter of governmental policy in countries such as Israel, Argentina, and Russia, generally there is an increase in the costs to the Company in U.S. dollars. Such increases in costs might materially adversely affect the Company's financial condition. Presently, the Company does not have a hedging policy for protection against changes in the dollar costs of the Company's activities.

Changes and fluctuations in interest rates might affect the Company's operations in Israel, Russia and the Ukraine. The changes in interest rates might create either investment or disinvestment that might affect the economy of an entire country, and thus also the Company's employees. Because the Company finances most of the Company non-U.S. operations in U.S. dollars, and since the Company expects that this financing will continue in the future, the Company believes that local interest rate fluctuations will not have a material adverse impact on the Company's financial condition.

The economic situation in Israel, Russia and the Ukraine might eventually develop into extended social unrest. Such social unrest might materially adversely affect both the financial performance of the Company locally as the well as the overall operations.

Political instability in the foreign nations in which the Company operates might result from or lead to military confrontation, frequent changes in national governments, terrorism and corruption which could adversely affect the Company's operations and performance.

The Company does not possess political risk or other insurance to protect against business interruption losses caused by political acts.

Israel's physical security and integrity have been at risk since Israel's inception as a modern nation. Israel and Syria have attempted to restart peace negotiations. However, there is no formal peace between Israel and Syria or Lebanon. Additionally, there are conflicts between Israel and Iraq and between Israel and Iran. Israel and the Palestinian Authority have been conducting negotiations regarding the legal status of the West Bank, Gaza Strip and Jerusalem, the current Israeli capital. In connection with those negotiations and their results, violent activity has occurred, and may reoccur. Therefore, to the extent that the Company has operations in Israel, there is a risk that the political instability will have an adverse impact on the Company's ability to conduct business. It is highly unlikely, but possible, that Israel's compulsory military service obligation for its citizens, which lasts until an individual is 55 years of age, could disrupt the scheduled work of the Israeli research and development facility. This obligation could delay the commercial launch of the planned volumetric storage product line and materially adversely affect the Company's results of operations and financial condition.

Russia's significant political and economic instability could have a material adverse effect on the results of the Company's operations and the market price of the Company's stock. Russia has incurred significant debt, which it may fail to repay on a timely basis. Russian currency, the ruble, has encountered foreign exchange volatility. The Russian government has experienced frequent political instability and change, including wars inside Russia, acts of terrorism, power struggles among government officials and among big commercial enterprises. In recent years, the Russian former president replaced prime ministers frequently, and parties with radical positions regarding intervention of the government in the economy, like the Communist Party, have gained in influence. The Company does not believe that these activities have had a materially adverse effect. However, in the future, such factors may have a material adverse effect on the Company's operations. Difficulties in protecting and enforcing the Company's rights and future changes to local laws and regulations could adversely affect the Company's ability to conduct operations in Russia.

Additional strains on the local operations might result from other factors, such as the delay of Moscow banks in acknowledging wire transfers of funds into Russia. These delays can range from a day to a week. Also, Moscow banks often charge very expensive and somewhat arbitrary fees for wire transfers.

The Company activities in the Ukraine are limited to the operations of a single subcontractor. As Russia, the Ukraine has experienced significant political and economic change. The Ukrainian economy is less developed than that of Russia and is susceptible to most of the same economic risks as Russia, including governmental debt defaults or restructurings, currency restrictions, foreign exchange volatility and political instability. Economic or political instability in the Ukraine might have a material adverse impact on the Company's ability to conduct business or on the Company's financial condition.

The Company does not enter into derivative transactions to hedge market risk in Russia, Israel or the Ukraine, and market fluctuation may adversely affect the Company's Ukrainian, Israeli and Russian operations.

The Company cannot provide any assurance that future developments in each respective country will not generally have an adverse effect on the Company's financial condition. Therefore, the Company does not anticipate that the Company will enter into derivative transactions, such as foreign currency forward or option contracts, to hedge against known or forecasted market changes.

The Company may require additional technology in order to successfully develop and license the Company's technology.

The Company believes that it has developed a substantial amount of technology for the Company's products. Nevertheless, if the Company cannot develop the additional technology that it needs to be able to sell the products, the Company may have to purchase technology from others. The Company cannot promise or accurately forecast whether it will succeed in performing these acquisitions.

The Company depends upon, and could become unable to maintain or attract, knowledgeable and experienced personnel vital to the Company's financial success.

In order to succeed, the Company depends upon its ability to attract and retain highly qualified technical and management personnel, including experts in the field of data storage technology and the sciences underlying such technology. These individuals are in high demand and are often subject to competing offers. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. The Company cannot assure that it will be able to attract and retain other qualified personnel it needs for the business. Furthermore, the Company does not currently maintain "key man" insurance for any personnel.

Provisions of Florida law and the Company articles of incorporation could deter takeover attempts.

The provisions of the Florida Business Corporation Act (as amended) and the Company's articles of incorporation (as amended) could make it more difficult for a third party to acquire control of the Company, even if the change of control would benefit the shareholders.

The Company cannot assure you that the Company will successfully protect the Company's Fluorescent Memory Technology and enforce the Company's intellectual property rights.

Although the Company intends to rely on trade secret, trademark, copyright and other intellectual property laws to protect the Company's Fluorescent Memory Technology, the Company currently relies almost entirely on patent laws for protection. While the Company intends to vigorously enforce the Company's intellectual property rights, it cannot assure you that the steps taken to protect the Fluorescent Memory Technology and to enforce the rights will be successful. Through the Company's wholly owned subsidiary, TriDStore IP, L.L.C., as of October 4, 2000, the Company individually held nine U.S. patents, more than fifty U.S. and foreign regular patent applications, eleven pending U.S. provisional patent applications and twelve international patent applications pursuant to the Patent Cooperation Treaty. The Company cannot assure you that it will timely exercise the right to convert provisional or PCT patent applications into regular or international patent applications or that patent authorities will issue patents for any regular or international patent applications.

The Company expects to develop trade secrets and may seek patent or copyright protection for trade secrets. The Company cannot assure you that it will develop trade secrets or seek patent or copyright protection for any or all of them. The Company intends to enter into confidentiality and non-disclosure agreements to protect one or more trade secrets which it or the Company's employees or independent contractors may develop, but the Company cannot assure you that it will do so or that the appropriate parties will maintain the confidentiality necessary to protect the Company's trade secrets. A failure to maintain one or more trade secrets could have a material adverse financial impact on the Company.

The Company may offer products in the U.S. and in foreign countries based on the patented Fluorescent Memory Technology. However, certain countries in the Pacific Rim and elsewhere may not offer the same degree of intellectual property protection that the U.S., European Community and Japan afford. Therefore, the Company may be unable to enforce its patent rights in those jurisdictions, even if the Company is able to obtain intellectual property rights.

The Company has filed intent to use trademark applications with the U.S. Patent and Trademark Office for the trademarks "CLEARCARD" and "CONSTELLATION 3D". The Company cannot assure you that these applications will mature into registrations or that the Company will even use these marks. Furthermore, the Company acquired the internet domain names "C-3D.NET," "C-TRID.COM," "C-TRID.NET", "C3DINC.COM", "CONSTELLATION3D.COM", and "CONSTELLATION3D.NET". Currently, the Company maintains a web site at http://www.c-3d.net.

The Company cannot guarantee that any patents, copyrights, trade secrets, trademarks or domain names that it developed or obtained will provide sufficient value or protection to the Company. Furthermore, the Company cannot assure that other parties will not challenge the validity or that other parties will not assert affirmative defenses to infringement or dilution. If another party succeeds in developing data storage technology comparable to Fluorescent Memory Technology without infringing, diluting, misusing, misappropriating or otherwise violating the Company's intellectual property rights, the Company's financial condition may materially suffer.

Due to potential intellectual property claims and litigation that parties may initiate against the Company, the Company may suffer economic losses and become unable to research, develop or license the sale or manufacture of the technology.

As is typical in the data storage industry, other parties may in the future notify the Company of claims that may be infringing, diluting, misusing, misappropriating or otherwise violating the Company's intellectual property rights. It is impossible to predict the outcome of such potential claims, and the Company cannot assure that the relevant authorities will resolve the potential claims in the Company's favor. The Company also cannot assure that an unfavorable resolution of a claim will not have a material adverse effect on the Company's business or financial results. In particular, there has been significant litigation in the data storage industry relating to infringement of patents and other intellectual property rights. The Company cannot assure that future intellectual property claims will not result in litigation. If another party were to establish infringement, dilution, misuse, misappropriation or any other intellectual property rights violation, the Company or the Company's joint ventures might have to pay substantial damages, or courts might enjoin the Company from developing, marketing, manufacturing and selling the infringing product(s) in one or more countries. In addition, the costs of engaging in intellectual property litigation can be substantial regardless of outcome. If the Company seeks licensure for intellectual property that it cannot otherwise lawfully use, the Company cannot assure you that it will be able to obtain such licensure on satisfactory terms.

The Company might not own intellectual property that it believes it owns or that the Company needs in order to successfully research, develop and license the Company's technology.

In the future, a court, patent office or other authority may deem one of the Company's employees or contractors and not the Company to be the legal owner of one or more patents, patent applications or other intellectual property, which is material to protecting the Company's data storage technology. The Company typically requires that the Company's employees and contractors assign to the Company all right, title and interest in and to the intellectual property that was developed for the Company. However, the Company cannot assure that it will obtain legal ownership of one or more licenses to use the intellectual property, which an authority deems to be the property of the Company's employee or contractor, on satisfactory terms. The Company's failure to obtain the legal ownership of, or one or more licenses to use, the intellectual property may have a material adverse effect on the Company's business or financial results.

The Company may eventually face inherent business risk of exposure to product liability claims.

The Company's business may confront allegations that the use or misuse of the Company's future products caused the death or injury of a customer, consumer or user or to have had some other adverse effect. The Company does not presently have product liability insurance. Currently, the Company's technology is not mass manufactured and it does not expect that anyone will mass manufacture the Company's technology in the near future. Possible future product liability lawsuits may affect the reputation of the Company's future products and services or otherwise diminish the Company's financial resources even though it may obtain product liability insurance. The Company may protect itself against product liability claims by contractually requiring the joint ventures and licensees:

o to have continuous quality control inspections, detailed training and instructions in the manufacture of the Company's products;

o to indemnify the Company for damages caused by tortuous acts or omissions of the joint venture or licensee; or

o   to obtain and maintain adequate product liability insurance.

If injured persons bring product liability suits, the Company cannot assure that any existing product liability insurance of a joint venture or any existing indemnification by joint ventures will adequately cover the liability claims. In addition, the Company cannot assure that product liability insurance will be available of joint ventures in sufficient amounts and at acceptable costs.

The Company may be unable to obtain sufficient components on commercially reasonable or satisfactory terms.

It is common in the data storage technology manufacturing and assembly industry for certain components to be available only from a few or sole-source suppliers. However, the Company cannot assure you that the key components for future products will be available from a number of source suppliers. Therefore, the

Company and joint ventures and licensees may experience difficulty in obtaining a sufficient supply of key components on a timely basis. The Company intends to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities, thus controlling the cost of current and future models of the Company's future products.

The Company cannot assure that it will be able to obtain a sufficient supply of components on a timely basis or on commercially reasonable terms or realize any future cost savings. The same supply and cost problems could adversely affect the Company's sales of products. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays, could prevent joint ventures from producing sufficient quantities of the Company's products to satisfy market demand. Additionally, in the case of a component purchased exclusively from one supplier, joint ventures could become unable to produce any quantity of the affected product(s) until such component becomes available from an alternative source. These problems could cause delays to product shipments, thereby increasing the joint venture's material or manufacturing costs or causing an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause joint ventures and licensees to modify the design of the Company's products to use a more readily available component. These design modifications may result in product performance problems. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

The Company may become financially dependent on one or a small number of customers.

Because the Company is a research and development company, it has not developed a customer base for its products. The Company intends to establish joint ventures and licensing arrangements with strategic partners to market and sell Fluorescent Memory Technology. In the future, it is possible that the Company or joint ventures and licensees will have sales to one or a small number of customers which equal ten percent or more of the Company's consolidated revenues. However, the Company does not intend to become financially dependent on one or a small number of customers with whom the Company does most or all of its business.

The Company's officers spend time on projects that bear no relation to the Company's activities.

Some of the Company's officers, notably Leonardo Berezowsky and Michael Goldberg, serve as directors, officers and employees of other companies. While the Company believes that the officers will be devoting adequate time to effectively manage the Company, it cannot assure you that their other positions will not negatively impact their duties and that the impact will not have a material adverse effect on the Company's financial condition. The Company believes that the other company positions of its officers does not raise actual or potential conflicts of interest that could interfere with the carrying out of their respective duties at the Company.

The Company expects that products may be subject to various legal and regulatory controls.

The Company is unaware of any particular electrical, telecommunication, environmental, health or safety laws and standards that will apply to its products. While the Company does not anticipate special regulations of its products, the Company cannot assure that it will not have to comply with laws and regulations of domestic, international or foreign governmental or legal authorities. Compliance with these laws and regulations could have a material adverse affect on the Company. The Federal Communications Commission (FCC) regulates computer hardware that contains or utilizes magnetic forces to store information. If the FCC in the future chooses to regulate fluorescent-based computer storage devices, such as the Company's products, compliance with those regulations could have a material adverse effect on the Company's financial condition.

The Company faces intense competition in the data storage technology industry.

The Company estimates that there are approximately 14 enterprises currently researching, developing or producing other types of data storage technology, which the Company considers to be its material competitors. The data storage technology industry is fiercely competitive, and a number of the Company's competitors, such as EMC Corporation, Iomega Corporation and Seagate Technology, Inc. have already established their names, brands, products and technologies in the marketplace. The Company expects that some competitors will continue to have significant market shares. The Company's competitors may further increase their market shares through mergers, acquisitions and research and development.

While the Company believes that Fluorescent Memory products and joint venture and licensing strategies will result in competitive advantages, the Company cannot assure you that it will obtain or maintain any of such advantages over time. Furthermore, the Company cannot assure you that a competitor will not invent a superior technology, or that the Company's products and services will be able to penetrate the data storage market. Many of the Company's current and potential competitors have or may have advantages over the Company such as greater financial, personnel, marketing, sales and public relations resources. Existing or future competitors may develop or offer products that provide significant performance, price, creative or other advantages over products that the Company offers.

PART II -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 9, 2000, Challis International Limited ("Challis") commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation Tech and C3D. The Complaint alleges that Challis entered into several contracts with Constellation Tech or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in C3D. Although the Company is not a party to any of the contracts upon which Challis bases its claims, Challis seeks to hold C3D liable based on allegations that C3D is the alter-ego of Constellation Tech and that an officer of the Company signed an appendix to one of the contracts between Challis and Constellation Tech, Challis alleges that it is entitled to 3,494,205 shares of C3D. The complaint seeks an order directing the defendants to issue proper certificates to Challis for 3,494,205 shares of C3D or, if specific performance is not granted, the fair market value of the shares, plus any incidental damages. The Company believes that the outcome will not have a material adverse effect on the Company's financial position, operations and cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 12, 2000, the Company sold to one investor, for aggregate cash consideration of $150,000, (1) 14,774 shares of common stock at a price of $10.1531 per share, (2) a five-year warrant to purchase 5,910 shares of common stock at the exercise price of $14.6656 per share, and (3) and a one-year warrant to purchase 7,387 shares of common stock at the exercise price of $10.1531 per share. All the warrants are subject to adjustment. In connection with the sale of the foregoing securities, a broker received $6,000.00 as a commission.

On August 31, 2000, the Company sold to seventeen investors, for an aggregate cash consideration of $2,000,426, (1) 197,026 shares of common stock at a price of $10.1531 per share, (2) five-year warrants to purchase 78,813 shares of the Company common stock at the exercise price of $14.6656 per share, and (3) one-year warrants to purchase 98,513 shares of common stock at the exercise price of $10.1531 per share. In connection with the sale of the foregoing securities, Koor Underwriter and Issuer Ltd., as a broker, received five-year warrants to purchase 295,539 shares of the Company's common stock at an exercise price of $14.6656 per share and $80,017.04 as commissions.

On September 19, 2000 and on August 23, 2000, the Company sold to one investor, for an aggregate cash consideration of $10,000,000, (1) 984,918 shares of the Company common stock at a price of $10.1531 per share, (2) a five-year warrant to purchase 393,968 shares of the Company's common stock at the exercise price of $14.6656 per share, and (3) a one-year warrant to purchase 492,458 shares of common stock at the exercise price of $10.1531 per share. In connection with the sale of the foregoing securities to the investor, (1) The Shemano Group, Inc., as broker, received five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $14.6656 and $500,000 (5% of the $10,000,000 purchase price) as commissions, and (2) Koor Underwriter and Issuer Ltd., as broker, received warrants to purchase 200,000 shares of the Company common stock and $200,000 (2% of the $10,000,000 purchase price) as commissions.

On August 23, 2000, the Company established a credit line of up to $6 million with Constellation 3D Technology Limited, a British Virgin Islands company. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation 3D Technology Limited has the right to convert the outstanding loan amount together with accrued interest into equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72. In connection with this credit line, Constellation 3D Technology Limited will receive a three-year warrant to purchase 20,000 shares of the Company common stock upon signing the Loan Agreement and a three-year warrant to purchase 10,000 shares of the Company common stock upon each withdrawal made by the Company from this credit line. The purchase price of the above-stated warrants is equal to 100% of the closing price of the Company's common stock on August 23, 2000, being $11.50.

Up to one year from the Company's last withdrawal from the credit line, Constellation 3D Technology Limited will have the right to purchase additional shares of the Company's common stock for not less than $2,000,000. On August 28, 2000, the Company issued a Convertible Note to Constellation 3D Technology Limited in the principal sum of $1,000,000.

On August 22, 2000, in consideration for the assignment of patents, the Company granted jointly to the assignors a warrant to purchase 10,000 shares of the Company's common stock. The exercise price of the warrant shares is $11.25 per share. The warrant will terminate on August 22, 2004.

On August 18, 2000, the Company granted Blank Rome Comisky & McCauley LLP ("Blank Rome") a warrant to purchase 5,555 shares of the Company's common stock in order to reduce the amount of the Company's outstanding legal fees due to Blank Rome by Fifty Thousand Dollars ($50,000.00). Blank Rome serves as the Company's legal counsel. The warrant currently is exercisable at a price of $0.001 per share and will terminate on July 31, 2005.

On August 17, 2000, the Company sold for an aggregate cash consideration of $250,000, 25,000 shares of the Company's common stock to TCO Investment Inc., a British Virgin Islands company. In connection to this sale, on August 18, 2000, the Company granted warrants to purchase (1) 15,000 shares of the Company's common stock to another investor and (2) 10,000 shares of the Company's common stock to a third investor. The exercise price of the warrants is $11.50 per share.

On August 23, 2000, the Company entered into an agreement with Winnburn Advisory ("Winnburn"), a company organized under the laws of Nevis, pursuant to which the 8% Series C Convertible Note dated December 24, 1999 in the principal amount of $1,600,000 plus interest of $86,399 in favor of Winnburn was converted into 166,097 shares of common stock at a conversion rate of $10.1531 per share. In connection with this conversion, Winnburn also received one-year warrants to purchase 83,048 shares of common stock at an exercise price of $10.1531 and five-year warrants to purchase 66,439 shares of common stock at an exercise price of $14.6656. All the warrants are subject to adjustment.

On October 29, 1999 and November 18, 1999, the Company issued $300,000 and $1,000,000 promissory notes to Epicenter Venture Finance Ltd. ("Epicenter"). On August 23, 2000, the Company entered into an agreement with Epicenter, pursuant to which the notes in the principal amount of $1,300,000 plus interest of $102,163 were converted into 138,102 shares of common stock at a price of $10.1531 per share. In connection with this conversion, Epicenter also received one-year warrants to purchase 69,051 shares of common stock at an exercise price of $10.1531, and five-year warrants to purchase 55,241 shares of common stock at an exercise price of $14.6656. All the warrants are subject to adjustment.

On December 2, 1998, the Company entered into a $600,000 Loan Conversion Rights Agreement with Argotec Ltd. ("Formula Ventures Ltd."). In connection with this issuance, the Company granted to Formula Ventures Ltd. certain registration rights with respect to the underlying stock. On September 12, 2000, Formula Ventures Ltd. converted the loan and related accrued interest into 380,000 shares of the Company's common stock at a conversion price of $1.79 per share. The shares were issued as follows: 242,326 to Formula Ventures L.P., 68,628 to FV-PEH L.P., and 69,046 to Formula Ventures (Israel) L.P.

On September 15, 2000, C3D cancelled 10,000,000 of the 10,500,000 shares of Common Stock originally issued to Constellation 3D Trust LLC as a capital contribution. Constellation 3D Trust LLC intends to use the remaining 500,000 shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes.

On October 12, 2000, the Company entered into an agreement with Wilbro Nominees Limited ("Wilbro"), a company organized under the laws of England, pursuant to which the 8% Series B Convertible Note dated November 11, 1999 in the principal amount of $500,000 plus interest of $44,507 in favor of Wilbro was converted into 49,500 shares of common stock at a conversion rate of approximately $11.00 per share. In connection with this conversion, Wilbro also received one-year warrants to purchase 15,000 shares of common stock at an exercise price of $10.1531.

The sale and issuance of the foregoing securities were believed to be exempt from registration under the Securities Act by virtue of Section 4 (2) thereof and Regulation D as transactions not involving any public offering. The recipients represented their status as accredited investors at the time of subscription and their intention to acquire securities for investment purposes only and not with a view to distribution thereof. Appropriate legends were affixed to stock certificates issued in such transactions and all recipients had adequate access to information about the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:


4.1(3) Loan Conversion Rights Agreement, dated December 2, 1998, by and between Argotec, Ltd./Formula Ventures, Ltd. and Constellation 3D Holdings, Limited.

4.2(3) Letter Agreement converting the outstanding loan in the amount of $600,000 to common stock, dated September 12, 2000, between Formula Ventures, L.P. and Constellation 3D, Inc.

4.10(3) Letter Agreement converting 8% Series C Convertible Note to common stock, dated August 23, 2000, by and between Winnburn Advisory and Constellation 3D, Inc.

4.11(3) Letter Agreement converting 8% Series C Convertible Note for $300,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

4.12(3) Letter Agreement converting 8% Series C Convertible Note for $1,000,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

4.13(3) Finders Agreement, dated July 13, 2000, between Constellation 3D, Inc., and The Shemano Group, Inc.

4.15(1) Registration Rights Agreement, entered into as of August 23, 2000, between Constellation 3D, Inc., a Florida corporation, and Halifax Fund, L.P.

4.16(1) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

4.17(2) Amended and Restated Common Stock Purchase Warrant No. W2 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

4.18(1) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

4.19(2) Amended and Restated Common Stock Optional Warrant No. OW2 to Purchase Optional Units of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

4.20(1) Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

4.21(2) Amended and Restated Common Stock Adjustment Warrant No. AW2 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

4.22(2) Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax Fund L.P. and Constellation 3D, Inc.

4.23(3) Registration Right's Agreement, dated August 23, 2000, by and between Constellation 3D, Inc. and Koor's Investors.

4.24(3) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

4.25(3) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

4.26(3) Common Stock Adjustment Warrant No. AW1 to Receive Share of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

4.27(3) Warrant Agreement, dated August 18, 2000, by and between Constellation 3D, Inc., and Blank Rome Comisky & McCauley LLP.

4.28(3) Registration Rights Agreement, entered into September 12, 2000, between Constellation 3D, Inc., and Hershkovitz Jacqueline.

4.29(3) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Hershkovitz Jacqueline

4.30(3) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated September 12, 2000, issued to Hershkovitz Jacqueline.

4.31(3) Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

4.32(3) Amendment and Supplement to Common Stock Investment-Term Sheet dated August 18, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

10.16(3) Contract for Services, dated May 11, 2000, between Constellation 3D, Inc. and Greenland Investments, Inc.

10.17(3) Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and Vladimir Schwartz.

10.18(3) Warrant Agreement, dated August 22, 2000, by and among Constellation 3D, Inc., TriD Store IP LLC, Reflekt Technology, Inc., and Vladimir Schwartz.

10.34(1) Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation 3D, Inc., a Florida corporation, and Halifax Fund, L.P.

10.35(3) Common Stock Investment Agreement, dated August 31, 2000, among Constellation 3D, Inc., and Koor's Investors.

10.36(3) Contract for Capital Raising dated August 18, 2000, between Koor Underwriters and Issues Ltd. and Constellation 3D, Inc.

10.37(3) Convertible Note dated August 28, 2000, by and between Constellation 3D Technology Ltd. and Constellation 3D, Inc.

10.38(3) Loan Agreement dated August 23, 2000, by and among Constellation 3D Technology Limited and Constellation 3D, Inc.

10.39(3) Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc., and Hershkovitz Jacqueline.

10.41(3) Letter Amendment to the Common Stock Investment Agreement dated as of August 31, 2000 and Related Agreements, by and between Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.

27.        Financial Data Schedule.

(1) Incorporated by reference to exhibits filed with Form 8-K on August 25, 2000.

(2) Incorporated by reference to exhibits filed with Form 8-K on October 6, 2000.

(3) Incorporated by reference to exhibits filed with the Company's registration statement on Form S-1 (file number 33-48378).

(b) Reports on Form 8-K

The following reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:


1. On August 25, 2000 a report on Form 8-K was filed disclosing the Common Stock Investment from Halifax Fund L.P. ("Halifax") dated August 23, 2000 for an aggregate of $5,000,000, pursuant to which Halifax purchased 492,459 shares of common stock at a price of $10.1531, and received warrants to purchase common stock.

2. On October 6, 2000 a report on Form 8-K was filed disclosing a second Common Stock Investment from Halifax dated September 19, 2000 for an amount of $5,000,000, pursuant to which Halifax purchased another 492,459 shares of common stock at a price of $10.1531, and received warrants to purchase common stock.

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



                                        CONSTELLATION 3D, INC.
                                        ----------------------
                                             (Registrant)



Date:  November 14, 2000                By: /s/ Eugene Levich
                                            ------------------------------------
                                            EUGENE LEVICH
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer
                                            and Director)


Date:  November 14, 2000                By: /s/ Leonardo Berezowsky
                                            ------------------------------------
                                            LEONARDO BEREZOWSKY
                                            Chief Financial Officer and Senior
                                            Vice President of Finance
                                            (Principal Financial and
                                            Accounting Officer)

                             CONSTELLATION 3D, INC.
                               INDEX TO EXHIBITS

Exhibit
Number
-------

4.1(3) Loan Conversion Rights Agreement, dated December 2, 1998, by and between Argotec, Ltd./Formula Ventures, Ltd. and Constellation 3D Holdings, Limited.

4.2(3) Letter Agreement converting the outstanding loan in the amount of $600,000 to common stock, dated September 12, 2000, between Formula Ventures, L.P. and Constellation 3D, Inc.

4.10(3) Letter Agreement converting 8% Series C Convertible Note to common stock, dated August 23, 2000, by and between Winnburn Advisory and Constellation 3D, Inc.

4.11(3) Letter Agreement converting 8% Series C Convertible Note for $300,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

4.12(3) Letter Agreement converting 8% Series C Convertible Note for $1,000,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

4.13(3) Finders Agreement, dated July 13, 2000, between Constellation 3D, Inc., and The Shemano Group, Inc.

4.15(1) Registration Rights Agreement, entered into as of August 23, 2000, between Constellation 3D, Inc., a Florida corporation, and Halifax Fund, L.P.

4.16(1) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

4.17(2) Amended and Restated Common Stock Purchase Warrant No. W2 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

4.18(1) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

4.19(2) Amended and Restated Common Stock Optional Warrant No. OW2 to Purchase Optional Units of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

4.20(1) Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

4.21(2) Amended and Restated Common Stock Adjustment Warrant No. AW2 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

4.22(2) Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax Fund L.P. and Constellation 3D, Inc.

4.23(3) Registration Right's Agreement, dated August 23, 2000, by and between Constellation 3D, Inc. and Koor's Investors.

4.24(3) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

4.25(3) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

4.26(3) Common Stock Adjustment Warrant No. AW1 to Receive Share of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

4.27(3) Warrant Agreement, dated August 18, 2000, by and between Constellation 3D, Inc., and Blank Rome Comisky & McCauley LLP.

4.28(3) Registration Rights Agreement, entered into September 12, 2000, between Constellation 3D, Inc., and Hershkovitz Jacqueline.

4.29(3) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Hershkovitz Jacqueline

4.30(3) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated September 12, 2000, issued to Hershkovitz Jacqueline.

4.31(3) Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

4.32(3) Amendment and Supplement to Common Stock Investment-Term Sheet dated August 18, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

10.16(3) Contract for Services, dated May 11, 2000, between Constellation 3D, Inc. and Greenland Investments, Inc.

10.17(3) Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and Vladimir Schwartz.

10.18(3) Warrant Agreement, dated August 22, 2000, by and among Constellation 3D, Inc., TriD Store IP LLC, Reflekt Technology, Inc., and Vladimir Schwartz.

10.34(1) Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation 3D, Inc., a Florida corporation, and Halifax Fund, L.P.

10.35(3) Common Stock Investment Agreement, dated August 31, 2000, among Constellation 3D, Inc., and Koor's Investors.

10.36(3) Contract for Capital Raising dated August 18, 2000, between Koor Underwriters and Issues Ltd. and Constellation 3D, Inc.

10.37(3) Convertible Note dated August 28, 2000, by and between Constellation 3D Technology Ltd. and Constellation 3D, Inc.

10.38(3) Loan Agreement dated August 23, 2000, by and among Constellation 3D Technology Limited and Constellation 3D, Inc.

10.39(3) Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc., and Hershkovitz Jacqueline.

10.41(3) Letter Amendment to the Common Stock Investment Agreement dated as of August 31, 2000 and Related Agreements, by and between Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.

27.        Financial Data Schedule.

(1) Incorporated by reference to exhibits filed with Form 8-K on August 25, 2000.

(2) Incorporated by reference to exhibits filed with Form 8-K on October 6, 2000.

(3) Incorporated by reference to exhibits filed with the Company's registration statement on Form S-1 (file number 33-48378).