Form 10-K
period 2000-12-31
CONSTELLATION 3D INC
filed 2001-04-02
CIK 1080290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28081

                             CONSTELLATION 3D, INC.
             (Exact name of Registrant as specified in its charter)

                                  230 Park Avenue
                                     Suite 453
         Delaware             New York, New York 10169          13-4064492
--------------------------------------------------------------------------------
     (State or other           (Address of principal         (I.R.S. Employer
     jurisdiction of                 executive            Identification Number)
     incorporation or       offices including zip code)
      organization)

                                 (212) 983-1107
--------------------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
--------------------------------------------------------------------------------
            None                                  None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.00001 Par Value
--------------------------------------------------------------------------------
                                 Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on January 31, 2001 as reported on the NASDAQ National Market, was approximately $135,919,691. Shares of common stock held by each officer and director, by each person who owns 5% or more of the outstanding common stock, and by Constellation 3D Trust LLC, a wholly owned subsidiary of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of January 31, 2001, the Registrant had 43,692,775 shares of common stock outstanding, including 500,000 shares held by Constellation 3D Trust LLC, a wholly owned subsidiary of the Registrant.

                             CONSTELLATION 3D, INC.
                          2000 Form 10-K Annual Report

                                Table of Contents

                                                                           Page
                                                                           ----

PART I.......................................................................1
  ITEM 1. BUSINESS...........................................................1
  ITEM 2. PROPERTIES........................................................27
  ITEM 3. LEGAL PROCEEDINGS.................................................28
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............30

PART II.....................................................................30
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS ..........................................................30
  ITEM 6. SELECTED FINANCIAL DATA...........................................30
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ........................................33
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......44
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................45
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE .........................................45

PART III....................................................................45
  ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................45
  ITEM 11.EXECUTIVE COMPENSATION............................................51
  ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....54
  ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................57

PART IV.....................................................................58
  ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..58

                Cautionary Statement Regarding Forward Looking Statements

      Statements in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's (as hereinafter defined) expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: the plans and objectives of the Company for future operations and trends affecting the Company's financial condition, results of operations and cash flows. All forward-looking statements in this Annual Report are based on information available to the Company as of the date this Annual Report is filed with the Securities and Exchange Commission (the "SEC"), and the Company assumes no obligation to update any such forward-looking statements. Factors include, but are not limited to, (i) the Company has no history of revenue, and expects to continue to incur operating losses until such time as its First Generation products achieve commercial acceptance, (ii) the Company will need to raise additional capital to sustain operations. The Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future, (iii) the Company cannot assure that it will be able to successfully protect the Company's Fluorescent Memory Technology and enforce the Company's intellectual property rights, (iv) the Company might not own intellectual property that the Company believes it owns or that the Company needs in order to successfully research, develop and license the Company's technology, and (iv) the Company faces intense competition in the data storage technology industry. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 1., see "Risk Factors". The Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

      Except where the context indicates otherwise, references in this Annual Report on Form 10-K to the "Company" or "C3D" refer to the registrant, Constellation 3D, Inc., a Delaware corporation.

                     Factors That May Affect Future Results

      The Company's prospects are subject to certain uncertainties and risks. Some of the information in this Annual Report or the documents incorporated by reference in this Annual Report may contain forward-looking statements within the meaning of the Federal Securities Laws. Forward-looking statements may be identified by the use of forward-looking language such as "will likely result," "may," "believes," "is expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predicts," "seeks," "estimates," "projects," "intends to" or other similar words. Important factors that could cause actual results to differ materially from expectations include:

      o failure to raise sufficient capital to fund business operating plans;

      o     market conditions and demand for new data storage technology;

      o the Company's competitors' ability to successfully develop new technologies to satisfy demand for data storage;

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

      o     dependence on key personnel; and

      o effects of significant interest, compensation, and consulting charges; and

      o     other factors discussed in this Annual Report.

      All of the above factors could cause the Company's actual results to differ materially from historical results and those presently anticipated by the Company. The Company's prospects are subject to certain uncertainties and risks. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should keep these factors in mind as well as the other cautionary statements contained in this Annual Report. READERS SHOULD PAY PARTICULAR ATTENTION TO THE CONSIDERATIONS DESCRIBED IN THE SECTION OF THIS ANNUAL REPORT ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." Readers should also carefully review the risk factors described in this Annual Report and other documents the Company files from time to time with the Securities and Exchange Commission (the "SEC").

                                    Overview

      The Company is a development stage company engaged in a research and development program to launch the mass-market production of a technology called Fluorescent Memory Technology (also known as Fluorescent Media Disc and Fluorescent Memory Card Technology, FMD and FMC Technology, FMD/C Technology and by other substantially similar names). The Company's research is directed towards developing data storage technology products for commercial applications.

      C3D began operations as of October 1, 1999 and has no prior operating history other than that associated with the acquisition of certain assets of Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech"), which primarily performed research and development of three-dimensional technology for the storage of digital information on disc. However, C3D's subsidiaries were in operation before October 1, 1999, when Constellation 3D Holdings Limited, an Irish company ("Constellation Holdings"), or Constellation Tech owned them.

      The Company has no revenue history and therefore has not achieved profitability. The Company is an international enterprise headquartered in New York, New York and has operations in the United States, Israel, the Ukraine and Russia.

      The Company's mission is to develop state-of-the-art technologies and products to serve the growing data storage needs of customers in government, business, education and consumer segments through continuous research and product innovation. By providing new data storage solutions to the Company's customers through joint ventures, strategic alliances, and licensing agreements, the Company intends to have a substantial presence in the removable data storage market. The potential customers for the Company's technology are located worldwide and represent a cross section of industries and government agencies.

      The Company's technology is innovative and focuses upon the concept of the volumetric storage of information. FMD Technology records data on multiple layers located inside a disk or a card, as opposed to the single or double layer method available in compact discs and DVDs. The recording, reading and storing of the information uses fluorescent materials embedded in pits and grooves in each of the layers. The fluorescent material emits radiation when excited by an external light source. The FMD Technology then decodes the information as modulations of the intensity of the emitted radiation. The Company's research has determined that these fluorescent multilayer disks and cards furnish the user with considerably improved capacity and deliver substantial performance advantages when compared to the CDs and DVDs currently produced.

                          Company History and Structure

      The Company was incorporated on December 27, 1995 under the name Latin Venture Partners, Inc. The name of Latin Venture Partners, Inc. changed to C3D Inc. on March 24, 1999 in anticipation of a transaction with Constellation Tech. As approved by the necessary number of votes at the Company's Annual Meeting of Stockholders held on December 27, 1999, the Company changed the Company's name to Constellation 3D, Inc. effective December 29, 1999. From the Company's inception on December 27, 1995 until October 1, 1999, the Company has had no business operations. The Company is a Delaware company, which previously had been incorporated in the State of Florida. Through the Agreement and Plan of Merger dated January 9, 2001 and approved by the stockholders on January 30, 2001, Constellation 3D, Inc., a Florida corporation, reincorporated in Delaware effective February 6, 2001.

      On October 1, 1999, the Company purchased certain assets of Constellation Tech for total consideration of 29,250,000 shares of the Company's common stock and the assumption of substantially all liabilities and obligations of Constellation Tech (the "Acquisition").

      In the Acquisition, the Company acquired the following assets:

      o Constellation's Tech's then sole existing membership interest in TriDStore IP, L.L.C.;

      o all of the issued and outstanding ordinary shares in Constellation 3D Vostok;

      o     99 of the 100 allotted shares of C-TriD Israel Ltd.; and

      o all of the issued and outstanding shares of common stock of TriD SV, Inc.

      TriDStore IP, L.L.C. is a Delaware limited liability company formed on February 2, 1998, formerly known as OMD Devices, L.L.C. until March 9, 1999. TriDStore IP, L.L.C. owns a substantial majority of the Company's material intellectual property which consists mostly of patent registrations and applications. See "Risk Factors" located elsewhere in this Annual Report.

      TriD Store Vostok is a Russian company formed on January 15, 1999. The Company conducts its Russian operations through TriD Store Vostok. On October 2, 2000, TriD Store Vostok changed its name to Constellation 3D Vostok.

      C-TriD Israel Ltd. is an Israeli company formed on December 2, 1996. The Company is now the owner of all outstanding shares of C-TriD Israel Ltd. The Company conducts its Israeli operations through C-TriD Israel Ltd. Memde Ltd. is an Israeli company whose shares are 100% owned by C-TriD Israel Ltd. Memde Ltd. does not currently conduct any operations.

      TriD SV, Inc. is a Delaware corporation formed on August 10, 1998. As of January 31, 2001, TriD SV, Inc. has had no operations.

      On February 8, 2000, the Company formed Constellation 3D Trust LLC, a Delaware limited liability company that the Company wholly owns. The Company then issued 10,500,000 (Ten Million Five Hundred Thousand) shares of common stock to Constellation 3D Trust LLC as a capital contribution and later cancelled all but 500,000 (Five Hundred Thousand) of said shares. Constellation 3D Trust LLC may use the 500,000 (Five Hundred Thousand) shares to raise debt or equity capital and contribute the proceeds thereof to the Company, which proceeds will be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital.

      On April 7, 2000, the Company formed FMD&E, Inc., a Massachusetts corporation that the Company wholly owns ("FMD&E"). The Company formed FMD&E after the Company decided not to consummate the acquisition of Reflekt Technology, Inc., a Massachusetts corporation. Since April 2000, FMD&E has been designing fluorescent multi-layer production equipment. The Company intends to merge FMD&E into C3D in the second or third quarter of 2001.

      On January 2, 2001, the Company agreed to acquire certain assets of its former Ukrainian subcontractor, Ladis Ltd., for cash consideration of approximately $30,000. Since that date, C3D has continued to conduct its Ukrainian operations using the equipment and other assets acquired from the former subcontractor.

      On January 29, 2001, the Company formed Velor Incorporated ("Velor"), a Delaware corporation headquartered in Massachusetts that is 80% owned by the Company. Since incorporation, Velor has had no operations. Velor will engage in the business of researching and developing solid-state memory products.

                            ORGANIZATIONAL STRUCTURE

                                     OF THE

                        CONSTELLATION 3D, INC. ENTERPRISE
                              AS OF MARCH 20, 2001

                      [ORGANIZATIONAL CHART APPEARS HERE]

                                    Products

      The Company has developed FMD and FMC Technology and, through licensing and/or joint ventures, plans to use it to introduce the following products:

      1. First Generation Discs and Cards

            a.    Read Only Memory (ROM) Products

                  o FMD-ROM. The Company anticipates that this class of products will take the form of a disc, with data storage capacities of up to 100 Gigabytes (GB). It should include red laser-based disc/drive units.

                  o FMC ClearCardTM-ROM. The Company anticipates that this class of products will take the form of credit-card-sized card devices, with data storage capacities of up to 10 GB.

            b.    Write Once Read Many Times (WORM) Products

                  o FMD-R (Recordable). The Company anticipates that this class of products will take the form of a disc, with data storage capacities of up to 100 GB. The Company projects that these products will include red laser-based disc/drive units.

                  o FMC ClearCardTM-R (Recordable). The Company anticipates that this product line will be a credit-card-sized card, with data storage capacities up to 10 GB.

      The Company anticipates that the first prototypes of this technology will be demonstrated by the third quarter 2001, and the Company expects that this technology will exceed typical ROM capabilities in offering a one-time recording function, allowing the user to choose the data to be stored.

            c.    Rewritable (R/W) Products

                  o FMD-R/W. The Company anticipates that this future line of products will be based on a 120 mm disc with data storage capacities of up to 100 GB.

                  o FMC ClearCardTM-R/W. The Company anticipates that this future line of products to be credit-card-sized cards, with data storage capacities of up to 5 GB.

      The Company anticipates this technology will allow multiple erasing and re-recording of user-specified data.

      2. Hybrid ROM-R-R/W Discs and Cards

            The Company believes that the multi-layer structure of the Company's FMD/C media allows the creation of hybrid memory devices, combining the advantages of Read-only, Recordable and Rewritable memory.

Distribution and Principal Markets

      The Company does not plan to engage in direct sales and distribution of FMD/C products by itself. Instead, the Company intends to partner with industry leaders having a substantial sales and distribution capability within targeted market segments, such as the PC Market, the Home Consumer Market, Digital Cinema, and Mobil Computing. The primary exception would be with respect to market segments that become evident as strategically important to the Company's overall success, where the Company intends to become more directly involved in the sales and marketing process.

      The Company expects to receive revenues primarily through licensing, royalty revenues, and participation in joint ventures for production and marketing, in accordance with its business model. The Company intends to establish royalty rates by agreement with joint venture partners and technology licensees, calculated as a percentage of the licensee's revenue generated -- a per-unit price, or a flat fee. The Company expects to derive royalties from a percentage of the value to the licensee that is attributed to the Company's technology. Early in the product rollout, the Company may partially waive royalties in order to help speed market introduction of the technology. In general, the Company expects to set the price at the optimum level to achieve the highest possible overall revenue return.

      Based on the market penetration of CD and DVD, the Company believes that sales for 120 mm (CD/DVD-sized) FMD disc will come from 2 primary categories: the PC Market and Home Consumer Market. A description of these market segments and others follows.

The PC Market

      The market size of the PC Market exceeds 200 million drives and includes billions of discs. The Company believes that the market needs storage solutions past the 4.7 GB (or 8.54 GB dual layer) capacity currently offered by DVD-ROM and 4.6 GB currently offered by DVD-R. The PC Market currently uses Compact Disc Read Only Memory (CD-ROM), recordable CDs (CD-R), DVD-ROM and DVD recordable formats.

      The home and office personal computer market is one of the largest for optical discs. It includes software (ROM) and personal storage (CD-R and R/W). Annual worldwide demand for ROM discs is well over 1 billion units. In the past 2-3 years, due to the increased size of software applications, distribution of software has moved from the floppy disc (holding 1.44 Megabytes (MB)) to the CD (holding 650 MB), and is now starting to move to DVD (holding 4.7 GB).

      The demand for storage in the PC ROM software market continues to grow as applications such as games and encyclopedias add more multimedia and video features. These changes have spurred the move from CD-ROM storage to DVD-ROM storage, with FMD-ROM as the available format for applications requiring over
4.7 GB of capacity.

      This trend is mirrored for recordable media, with annual CD-R disc worldwide demand at 3.8 billion units. CD-R has now in fact become a commodity product, with bulk prices close to $0.30 per disc and just a few firms, such as Ritek Corporation and CMC Magnetics, controlling worldwide supply. The DVD-recordable market is now beginning to increase substantially (despite the format battles between DVD-R/W, DVD-RW+ and DVD-RAM), and is led by the need for greater storage capacity in order to record and/or archive video & audio content. The Company is developing, using current inexpensive red-laser-based FMD media, discs with a capacity of up to 100 GB, giving a 20-fold increase in recordable optical storage capacity.

      For removable carriers, the Company plans to develop its FMC ClearCardTM in various sizes, ranging from around 500 MB to about 10 GB. The Company believes that these cards will initially service the portable computing market and later the office and home computer desktop market.

Home Consumer Market

      In the home video market, VHS tape is still the predominant format, but the use of DVD in the United States and Europe is now occurring faster than many experts had anticipated.

      In the United States, DVD is approaching 10% market penetration, which signifies rapid mass-market acceptance. Major movies are now being released primarily or even exclusively in the format, and old celluloid classics are being digitally re-mastered for DVD release.

      The Company anticipates that its discs and cards will provide a suitable solution for the distribution of films and other types of recorded information, portable applications to be used in high-resolution hand-held movie players and in-car and in-plane entertainment systems.

o     HDTV

      One important and growing market for removable storage carriers is high definition television, also called HDTV. This high quality television format has been gradually introduced in the United States, Europe and Asia. Format issues have hampered the speed of introduction, but the Company believes that certain federal laws, including the requirement that all television broadcasts be made digitally by 2006 make it increasingly likely that some form of the HDTV format will be successful.

      The high pixel rate for HDTV requires relatively large data capacities and transfer speeds to achieve the high quality definition the format allows.

      Sonic Solutions and Ravisent Technologies Inc. have announced a new format, called HDVD which they claim has up to four times the resolution of standard DVD-Video titles for the HDTV market. However, some industry experts believe that in order to truly enable the HDTV format, media with over 50 GB memory capacity will be required.

      The Company believes that it is the only company planning to offer a single carrier solution for HDTV, and that the Company is therefore well positioned to be the predominant storage carrier for HDTV playback.

o     Personal Digital TV Recorders

      The market for Personal TV recorders may potentially exceed 200 million players and billions of discs. The Company estimates that the data storage market needs storage solutions with storage capacities greater than 50 GB for both ROM and recordable data storage. Currently, the personal digital TV recorder market uses DVD-R, DVD-RAM and hard disc.

      TiVo Inc. and Replay Networks Inc. currently supply the market for digital personal television recorders, with units containing hard discs with capacities up to 30 GB. The Company perceives the biggest problem, even with the recording of non-high definition television, to be what to do when the disc is full. With removable FMD-R discs, with expected capacities up to 100 GB, consumers will be able to record many hours of entertainment and keep the recorded discs for subsequent replay as desired. In addition, the Company anticipates the FMC-R ClearCard to offer the same functionality for compressed information. The Company also anticipates both the FMD-R discs and cards in mobile applications such as hand-held players.

      As these formats reach mass-market acceptance, the Company anticipates that they could require the production of large quantities of FMD discs annually.

Digital Cinema

      The digital cinema market consists of approximately 34,000 screens nationwide, and approximately 133,000 worldwide, with 75% of non-digital screens expected to convert to digital within 10 years. The Company believes that this market requires a single disc with more than 100 GB of capacity and more than 50 megabits per second read speed. Currently, the digital cinema market lacks a standard format.

      Progress in digital technology is on the verge of making fundamental changes in the film industry. Leaders in the industry and electronics firms have been developing a new "electronic cinema" to replace the celluloid movie reel. Forrester Research, Inc., forecasts that the new digital projectors will be common in movie theaters within three years, and will become the new standard by 2007.

      The Company believes that Digital Cinema technology represents enormous benefits over celluloid reels and projectors in the areas of convenience, unit costs savings, and quality. The Digital Cinema era will offer advantages such as the shorter lead-time in bringing films to market and switching times on changing projectors over from one film to another. The cost of each celluloid reel is about $2,000.

      The cost savings potential is extremely large when one considers that there are about 5,000 prints shipped domestically and more worldwide on most major films. Delivery costs and time only exacerbate the situation. According to the National Association of Theater Owners, Digital Cinema could save the industry up to $600 million per year.

      Director George Lucas and Lucasfilm Ltd. are pioneering the transition to Digital Cinema. Lucasfilm Ltd. financed the first digital projectors to be used in theaters. In May of 1999, the much anticipated "Star Wars: Episode I - The Phantom Menace" debuted on Digital Cinema projector.

      The Company believes some hurdles still need to be overcome in the development of Digital Cinema on a broad scale. These include data storage capacity and read times -- issues which the Company believes that it is well positioned to address. The digital cinema industry is one marketplace that the Company believes will be an early adopter of its technology.

Mobile Computing

      In this growing arena, the Company is targeting:

      o     Wireless Digital Telephone Market;

      o     Personal Digital Assistants;

      o     Electronic books;

      o     GPS systems;

      o     Digital Cameras and Digital Video Cameras

      The Company believes that personal digital assistants, also called PDAs, and cell phones are on a quick path of convergence. The key participants in the wireless digital telephone market are the service providers such as ATT Corp., Sprint Communications Company, L.P., Verizon, and MCI WorldCom, Inc., and the equipment vendors such as Nokia Corp., Ericsson LM Telephone Co., and Motorola Inc.

      The Company anticipates third generation (3G) mobile telephone networks as an evolutionary step up from today's second-generation digital mobile systems. The Company also anticipates that 3G media telephones and communicators will have multimedia messaging capabilities which will include still imaging, video calls and video streaming, wireless Internet browsing and speech. The Company anticipates that users will have their own personal, mobile, multi-media communications service.

      All of these enhanced features will demand greater data storage capacity and performance. This demand, however, must be balanced with mobility. As a result, storage media must be of a compact nature to serve this market. The Company has recognized the value of this 3G technology and the Company intends to capitalize on it, by partnering with the companies that are instrumental in developing 3G technology.

      It is difficult to for the Company to predict how many consumers will become 3G subscribers as the technology develops, but Lucent Technologies, a leading provider of telecommunications products and services, has predicted that there will be more than 175 million subscribers for wireless data services by 2005.

o     Personal Digital Assistants

      The Company believes that the PDA market represents a market segment with vast potential for FMD/C technology. The Company expects that as more functionality ranging from multimedia applications to personal communications is built into PDAs, the PDA unit's demand for digital storage will grow substantially.

      Numerous industry participants, including the Strategis Group anticipate substantial growth in the markets of PDA computing and smartphones, phones wirelessly connected to the Internet. Palm, Inc., a majority-owned subsidiary of 3Com Corporation, is the leading global provider of hand-held computing devices. Psion PLC, Sony Corporation and Microsoft Corporation, in conjunction with Sharp Electronics Corp., Hewlett Packard Company and others, are other significant participants in this segment.

o     Memory Used in Mobile Computing

      The combined market for all hand-held devices requiring data storage is in the hundreds of millions of units. The Mobile Computing Market requires high capacity, small size and low power usage.

      The most common memory storage carrier in the mobile computing market is flash memory. According to recent Merrill Lynch & Co., Inc., estimates, this represents a $15 billion market. Currently, flash memory is limited to around 500 MB per unit and can cost about $2,000 per GB. Flash memory is a R/W technology that enables the user to continuously operate the unit without the frequent change of storage media. It is designed specifically to address the storage requirements of emerging applications in the consumer electronics and industrial/communications markets such as digital cameras, personal digital assistants, portable digital music players, digital video recorders and smart phones, communications routers and switches and wireless communications base stations. SanDisk Corporation dominates the flash memory market, and Sony Corporation has now entered it with its Memory Stick product.

      IBM Corp. introduced its new hard disc based microdrive PCMCIA card in a second mobile computing data storage carrier.

      Last, DataPlay, Inc. is developing a compact DVD-technology-based optical data carrier for use in hand-held devices.

      The Company believes that its recordable FMC ClearCard will seriously compete with flash memory, hard disc microdrives and DVD-technology-based carriers. The Company projects that its 5 GB FMC-R will cost significantly less per unit to produce in volume and could thereby retail for lower prices. The Company hopes to obtain a significant portion of these markets.

      Corporate Data Storage, Internet Streaming, Video On Demand and Video Archiving

o     Corporate Data Storage

      As companies store and analyze more data on transactions, customers, and operational and financial parameters, the corporate sector represents a substantial and growing portion of the demand for data storage. Applications such as storage area networks, data warehousing, supercomputing, Internet streaming and data mining are projected to require ever-greater capacity in order to handle the volume of data to be processed.

      International Data Corp. reported in the year 2000 that demand for corporate data storage has been growing at more than 80% yearly for the previous four years and will double annually for several years to come. Industry estimates predict that the average Fortune 500 company database size is anticipated to grow to 6.5 TB in 2002 from the average size of 672 GB in the year 2000.

o     Internet Streaming and Video on Demand

      As users of the Internet -- both corporate and individual - move toward high-bandwidth connection (via optical fiber channels, ADSL (Asynchronous Data Subscriber Line) and cable modems), very large amounts of video data will be transferred from server to end-user. The Company believes that at both ends, high capacity data storage carriers will be required. The Company anticipates that the Internet server and corporate recipient markets will use its products.

o     Video Archiving

      The market requires terabytes of storage at a cost lower than that of a random array of inexpensive discs (also known as RAID). Major vendors such as Oracle Corporation, IBM Corp., EMC Corp. and SAP AG provide video archiving solutions. Movie studios and broadcast corporations have data archiving capacity requirements of up to several Petabytes (1,000 TB, also known as PB).

      The Company anticipates that a 100 GB FMD-ROM and FMD-R discs will greatly ease the burden on providers of corporate data storage and video archiving storage facilities, both in terms of cost and size of facility.

      IBM Corp. and EMC Corp. are the main technology providers in this field with RAID, optical jukeboxes or tape systems. The Company believes that 100 GB FMD-R discs can be produced in volume for significantly lower prices per unit than those other technologies.

                              Intellectual Property

      Through the Company's wholly owned subsidiary TriDStore IP, L.L.C., as of February 8, 2001, the Company owns the following U.S. patents:

      o U.S. Patent No. 5,847,141, entitled "Photochromic Material for Electro-Optic Storage Memory," which issued on December 8, 1998 and which expires on December 22, 2015. This patent covers photochromically modified pyridones which are useful in three dimensional, stable, optical memory storage devices.

      o U.S. Patent No. 5,936,878, entitled "Polymeric Photo-Chromic Composition," which issued on August 10, 1999 and which expires on December 12, 2017. This patent covers the use of photochromically-modified spiropyrans in three dimensional, stable, optical memory storage devices.

      o U.S. Patent No. 5,945,252 entitled "Photochemical Generation of Stable Fluorescent Amines from Peri-Phenoxiderivatives of Polycyclic P-Quinones," which issued August 31, 1999 and which expires on December 11, 2017. This patent covers the use of photochromically modified polycyclic quinones in three dimensional, stable, optical memory storage devices.

      o U.S. Patent No. 5,982,740, entitled "Dry Bonded Digital Versatile Disc," which issued on November 9, 1999 and which expires on November 25, 2017. This patent covers a disc for storing digital information comprising a plurality of adhesively bonded sub discs.

      o U.S. Patent No. 6,009,065, entitled "Optical Pickup for 3-D Data Storage Reading from the Multilayer Fluorescent Optical Disk," which issued on December 28, 1999 and which expires on December 4, 2017. This patent covers an optical pickup capable of reading binary optical information from a multilayer fluorescent disk.

      o U.S. Patent No. 6,027,855, entitled "Photo-Chemical Generation of Stable Fluorescent Derivatives of Rhodamine B," which issued on February 22, 2000 and which expires on December 12, 2016. This patent covers a method for optically recording information in a three-dimensional memory system having an active medium which includes a Rhodamine B compound.

      o U.S. Patent No. 6,039,898, entitled "Optical Memory Device and Method for Manufacturing Thereof," which issued on March 21, 2000 and which expires on October 22, 2017. This patent covers a method of making an optical memory device comprising one or more layers, each having a patterned surface with spaced regions for receiving o fluorescent material capable of recording and transmitting data.

      o U.S. Patent No. 6,071,671 entitled "Fluorescent Optical Memory," which issued on June 6, 2000 and which expires on October 6, 2017. This patent covers a method for making an optical 3-D memory device having a plurality of layers, each carrying fluorescent material that can be reversibly rendered non-fluorescent by electromagnetic radiation for storing and recovering data.

      o U.S. Patent No. 6,080,288, entitled "System for Forming Nickel Stampers Utilized in Optical Disc Production," which issued on June 27, 2000 and which expires on May 29, 2018. This patent covers a system for electro depositing a metal layer on a substrate using a rotary jet planarizer.

      As of February 8, 2001, the Company owns more than 70 additional pending U.S. regular, U.S. provisional, Patent Cooperation Treaty and foreign patent applications covering compositions, methods, and apparatus which relate to its Fluorescent Media Technology. The Company is in the process of preparing and filing other patent applications. In addition, Velor Incorporated, an 80% owned subsidiary of the Company has pending two U.S. provisional patent applications and expects to make additional patent applications in the near future.

      The Company cannot assure that any of its patent applications will result in the issuance of patents, or, if the applicable regulatory agency issues patents, that they will be of sufficient scope and strength to provide meaningful protection of the Company's technology or any commercial advantage to the Company, or that no one will challenge, invalidate or circumvent the Company's patents in the future. Moreover, the Company cannot assure that its competitors, many of whom have substantial resources and have made substantial investments in competing technologies, do not presently have or will not seek patents that will prevent, limit or interfere with the Company's ability to make, use or sell the Company's products either in the U.S. or in other countries.

      The Company intends to rely on a combination of patents, trade secrets, copyrights and trademarks to protect its intellectual property rights. The Company cannot assure, however, that competitors will not independently develop substantially equivalent proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology. Nevertheless, the Company intends to enforce its intellectual property rights whenever the Company becomes aware of any infringement or violation of its rights.

      The Company's success and ability to compete will depend in part upon its ability to protect its proprietary technology and other intellectual property. The Company has filed numerous patent applications to protect technology, inventions and improvements which the Company believes are significant to the development of the Company's business and protectable under applicable patent laws. However, the Company may sell its patented products in foreign countries where the Company does not apply for patent protection, or, if the Company does apply, where the applicable regulatory body does not grant a patent. In those countries where the Company does not obtain patents, there is a risk that competitors may be able to reverse engineer the Company's products and undermine the Company's ability to compete in those markets. In addition, there are foreign countries whose intellectual property laws are not enforceable or, if enforceable, are enforceable to a lesser extent than the intellectual property laws of the United States. If the Company markets its patented products in such countries, there is a risk of piracy or reverse engineering by competitors that may undermine the Company's ability to compete.

      The Company does not believe that it infringes any patents or infringes, dilutes or otherwise violates intellectual property of others. However, the Company cannot assure that current and potential competitors and other third parties have not filed or will not file applications for patents, or that the applicable regulatory body has not issued or will not issue, patents or other proprietary rights relating to devices, apparatus, materials or processes which the Company uses or proposes to use.

                Competitive Conditions and Methods of Competition

      The Company's Fluorescent Media Disc and Card Technology will compete with a variety of existing and future data storage technologies. While hard disk drives are the most common form of mass data storage and CDs and DVDs are the most common removable data storage carriers, these are not the only storage media available to consumers. A variety of options exist, each with unique price and performance characteristics to meet specific requirements.

Existing Competitive Technologies

o     Removable Mass Storage Devices

      The Company believes that the trend of processing sensitive data on desktop PCs instead of on mainframe computers has made removable mass storage solutions increasingly important and that floppy diskettes, which have been the most commonly used removable storage devices, often are insufficient for certain data-intensive applications. For these applications, high capacity removable mass storage devices offer advantages. Removable mass storage devices, which are particularly suitable for secondary storage applications like data backup and archiving, rather than as a primary form of on-line storage, come in many forms, such as tape cartridges, Compact Disc Read Only Memory (CD-ROMs) and recordable CDs (CD-R) and DVDs (DVD-R).

o     Tape Drives

      The magnetic tape drive, including floppy discs, was one of the first computer storage technologies, and early mainframe computers commonly used it. However, its inability to randomly access or write data like disk drives makes it much slower than newer data storage technologies. Therefore, new technologies have replaced it as the primary storage device in most computer applications. However, due to its high storage capabilities and low cost-to-megabyte ratio, it is still very much in use as a storage medium for archiving large amounts of data. Additionally, recent advances in tape technology, such as digital audio tape cartridges, have also made tape a preferred technology for backing up network servers and other critical data.

o     Optical Disc Drives

      Optical Disc Drives, which include CD drives, DVD drives, and magneto-optical drives, came onto the public scene in the mid 1980s and have gained mainstream acceptance.

      The Company anticipates that the advent of re-writable optical discs will make the optical disc drive an increasingly important segment of the data storage industry. In ODDs, such as CDs, DVDs, and MOs, light from a semiconductor laser focuses onto the storage layer to perform writing or reading. The disc substrate or a thick overcoat protects the storage layer, making this technology well suited for removable media. CD-ROM drives are by far the most widely used ODDs and are the computer industry's standard for distribution of software products. They are typically used to distribute large databases and documents that require only periodic access. Read/Write drives, on the other hand, are used almost exclusively for archival storage where it is important that the data cannot be changed or erased after being written, as in the case of financial record storage.

      CD Audio is the primary means of music distribution worldwide, and DVD video is fast becoming the leading distribution method for film and video content.

o     Magnetic Disk Drives

      One of the original data storage media, some view magnetic disk drives (commonly known as hard drive/disc) as the most reliable source of storage media. Despite the advent of alternate technologies, magnetic storage remains dominant, particularly where mass storage is concerned. Magnetic disk heads fly on a slider approximately one ten-millionth of a meter over the surface of the storage medium. The writing process creates small magnetic domains, and the read process detects the magnetic fields of these domains. One can overwrite the information indefinitely.

o     Magneto-Optical Disks

      Magneto-optical, or MO, disk systems combine the technology of traditional magnetic media, like hard disk drives, with optical disc technology. It is anticipated that there is the possibility that MO technology will allow users to store hundreds of megabytes of data on a disk that looks similar to a traditional 3.5-inch floppy disk and typically comes in a 3.5-inch or 5.25-inch form factor. MO disks have many advantages. They provide relatively high data densities. One can change the data stored on them at will, and such data are resistant to magnetic fields, unlike a traditional floppy or hard disk. The disadvantage of MO technology is that, because of the relatively high intensity of the magnetic field created with the combined use of the read/write head and laser, the two rotations required for writing data make them twice as slow as hard disk drives during write operations.

o     Personal Computer Cards

      PC Cards use the Personal Computer Memory Card International Association standard, and can be either storage or Input/Output cards. By virtue of being compact, highly reliable, light-weight and requiring low power, they are storage media for battery-powered notebook and palmtop computers, hand-held personal digital assistants and personal communicator devices. Due to their diminutive size, these "memory cards" make transporting data relatively easy. One can use them for program storage or data interchange between systems. A significant deterrent to the widespread use of PC cards is their high cost relative to hard disk drives. The Company believes that manufacturers can produce the Company's 1 to 10 GB ClearCardsTM at a lower cost than PC Cards of equivalent performance levels enabling the Company's joint ventures and licensees to sell those ClearCards at prices below those comparable PC Cards.

o     Flash Memory

      Flash memory, a rewritable memory based on semi-conductors, is as of the year 2000 a $15 billion a year market according to recent market analysis. The maximum storage per unit is approximately 500 MB. While flash memory represents an extremely large market, its value per byte is relatively low. The Company believes that its storage products offer much more compelling value per byte than current offerings.

Competitive Technologies in Development

      In addition to the existing storage devices, there are some comparable data storage technologies in the research and development phase, some of which might never be commercially used.

o     Blue Laser Optical Disc Technology

      Efforts by Royal Phillips Electronics and Sony Corporation to produce higher storage capacities based on reflective technologies have centered on the introduction of blue lasers. However, the Company believes that blue lasers are not likely to be available to consumers for several years. In addition, the Company projects that FMD Technology will be able to take advantage of the blue laser technology on multiple layers rather than a single layer in case of DVD.

o     Future Magnetic Hard Disk Drives

      The achievable area density of magnetic recording has grown about 60% per year during the last decade. Devices with an area density of 4 GB per square inch are in production, and area densities of 20 GB per square inch have been created. However, the magnetic domains become unstable at a physical and technical limit called the super-paramagnetic limit. Therefore, further growth in area density is limited, although it is not certain where this limit puts an end to the further density increase of magnetic memory. Furthermore, many magnetic memory carriers are not easily removable, are not easily disposable and are relatively expensive.

o     Holographic Storage

      The introduction of commercial lasers sparked interest in enabling 3 dimensional storage using holographic technology. However, attempts at commercialization so far failed primarily due to lack of suitable storage materials for media manufacturing.

o     Near Field Drives

      In near field recording, a device focuses onto the front surface of the storage medium, thereby avoiding some problems with distortions of the focused beam in the protected layer. Near field drives can achieve high density, but at high cost, as the medium remains exposed to dust and remains vulnerable to crashes of the drive head. Thus, the Company believes that this technology is not suitable for portable devices. The storage capacity is limited, because in near field optics, data is stored in a thin layer at the surface.

o     Atomic Force Microscopy

      In the field of probe-based storage, scientists are fabricating tiny silicon cantilevers one one-hundred thousandth of a meter long and three ten millionths of a meter thick, with an even smaller silicon probe tip that is eight billionths of a meter in diameter. The tip rests on a rotating plastic disk. To store data, heat from an electric pulse through the tip momentarily softens the surface of the plastic, and the slight force that the tip exerts on the plastic pokes a tiny depression. As the tip is pulled across the tip on playback, there is detection of its dip into the pit. Researchers report that this technique can reliably read and write data at a density of 64 gigabits per square inch and have developed the basics for a read only system holding a CD's worth of data on a disk the size of a penny.

o     Scanning Tunneling Microscopy

      Scanning Tunneling Microscopy reportedly has the potential to store as many as one million GB per square inch, although the Company does not expect consumers to see commercial usage of this technique in the foreseeable future. The technique involves moving xenon on a nickel surface with a scanning tunneling microscope. As attempted, this process required a temperature, in Fahrenheit, of nearly 460 degrees below zero and several hours to complete.

Key Trends and Major Competitors in the Market

      The exponential growth of devices using data storage technology - for consumer, business, and entertainment applications -- and their associated storage requirements represent a prime opportunity for the Company's FMD/C Technology. The following is a sample of the trends and rapid growth of the data storage industry as it has impact on more and more aspects of daily life.

      o In the PC market, memory-hungry consumer applications ranging from computer games to database applications require consumers to upgrade frequently. Eight years ago, many considered an 80 MB hard drive to be excessive -- today a hard drive of that size could not accommodate mainstream operating systems such as MS Windows.

      o The storage requirements of enterprise computing applications such as data warehousing solutions doubles almost annually.

      o Hand-held devices, including PDAs and mobile phones, are expected to demand multi-gigabyte capacities in the next few years in order to store rich multimedia content.

      o The entertainment industry, as it moves to higher resolution standards in applications such as Digital Cinema and HDTV, will require minimum data storage capacities of up to 100 GB per movie -- the Company believes that it is currently the only company that has the capacity in the near future to provide a single disc solution for these entertainment applications.

      The standard removable memory media in production today is the reflective optical disc. Companies involved in the production of Compact Disk Read Only Memory (CD ROM), recordable CDs (CD-R), CD-RW, DVD-ROM, DVD-R and DVD-RW discs include Royal Phillips Electronics, Sony Corporation and Discovision Associates for CD and several industry consortiums for DVD (Royal Phillips Electronics, Sony Corporation, Pioneer Corporation, Hitachi, Ltd., Matsushita Electronics Co., Ltd., Mitsubishi Electric, Time Warner Inc., Toshiba Corporation, and Thomson Corporation). These firms license the basic technology behind the format and the production of discs and generate approximately $0.15 per disc manufactured and approximately 3% of the sale price for each drive.

      Over 500 firms worldwide manufacture optical discs with the majority of discs being produced by larger firms that also own the disc's content, including Time Warner Inc., Sony Corporation, BMG Entertainment. Large independent replicators of pre-recorded content include Panasonic, Technicolor, Cinram International, Inc., Disctronics Manufacturing, Inc., and in the recordable market (CD-R, CD-RW, DVD-R, DVD-RW) Ritek Corporation and CMC Magnetics.

      Drive/Player manufacturers include, among others, Denon Digital, LLC, LG, Hitachi, LTD., Victor Company of Japan, LTD., Kenwood Corporation, Panasonic, Royal Phillips Electronics, Pioneer Corp., LiteOn IT Corp., Sharp Electronics Corp., Sony Corporation, Thomson Corporation and Toshiba Corporation.

      Content owners include software producers, music labels and movie studios. All major studios are now supporting the open DVD-Video format with over 4,200 titles available in North America.

Methods of Competition and Certain Challenges

      Given the licensing and joint venture development aspects of the Company's business model, the Company has established corporate goals and strategies that will guide the process. These goals include:

      o     the identification of key strategic market segments,

      o     the creation of marketable products demanded by these segments,

      o the development of business relationships with best-in-class partners in these segments,

      o the establishment of FMD/C as an industry standard for the next generation of removable optical data storage, and

      o the creation of strong brand awareness and recognition of the Company's technology.

      The Company is intent on bringing its products to market as quickly as possible, and the Company will focus on markets where the Company can expect to gain a significant market share and thereby achieve the maximum return for each marketing dollar spent, both financially and strategically. The Company intends to leverage its experience within these segments to cross over from specific niche markets into broader mainstream markets.

      The exploitation of key market segments will coincide with development milestones relating to FMD/C technology. The Company will focus first on creating relationships regarding ROM products, followed by WORM and then R/W and hybrid ROM-R-R/W products. Exceptions to this strategy may occur, such as the possible determination during the ROM phase of certain key strategic relationships regarding WORM and R/W drives and media.

      Potential roadblocks to the introduction of FMD/C technology include:

      o the willingness of content and application providers to accept the new media standards and to release valuable content for the media,

      o acceptance, by media and drive manufacturers, of the royalty pricing scheme, and

      o creation of a critical mass of initial partners able to ensure broad acceptance and adoption of the technology and its associated standards.

                     Risks Pertaining to Foreign Operations

      See the description of risks pertaining to the Company's foreign operations in section "Risk Factors" elsewhere in this Annual Report.

                                    Employees

      As of February 1, 2001, the Company had 92 workers, including 22 in the research and development office in Israel, 35 in the research and development office in Moscow, 23 in the Ukraine and five in management, finance and administration and seven in research and development in the United States. None of the Company's employees are covered by a collective bargaining agreement.

                                  Risk Factors

      The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K also contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the SEC. Risks and uncertainties which either the Company does not know about or the Company currently believes are immaterial may also materially impair the Company's business operations.

      If any of the following risks occur, the Company's business, results of operations, financial position or cash flows could be materially adversely affected. In that event, the trading price of the Company's common stock could decline, which in turn may cause the loss of all or part of a stockholder's investment.

Business Related Risks

The Company has no history of revenue, and expects to continue to incur operating losses until such time as its First Generation products achieve commercial acceptance.

      As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $20,247,205 for the year ended December 31, 2000, $4,866,687 for the year ended December 31, 1999 and $3,191,902 for the year ended December 31, 1998. The Company has never generated profits, and there is no assurance that, in the future, the

Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund research and development and increase administration resources. However, the Company anticipates receiving revenues at the earliest by the first quarter of 2002. Nevertheless, it is possible that the Company's revenues may never be sufficient to recognize a profit.

The Company will need to raise additional capital to sustain operations. The Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future.

      The Company believes that it has sufficient working capital and available lines of credit to sustain operations for the next twelve months. However, because the Company is a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

The Company has a limited operating history that began in 1997 and may encounter difficulties typical to new operations.

      Some of the Company's subsidiaries began operating in January 1997, when they continued to perform research and development of three-dimensional technology for the storage of digital information on disc that some of the Company's present scientists had begun in 1995.

      Since the Company is a new operation, the Company may encounter problems, expenses, difficulties, complications, and delays typical to new operations. Primarily, there is the risk that the Company may not be able to transform the technology that the Company developed into commercially profitable products. Also, there is the risk that once another company or the Company introduces the products into the market place, the market will not accept or adopt the Company's products.

The Company conducts operations in countries with a recent history of economic and political instability, and this instability may have a material adverse impact on the Company's financial condition.

      In addition to the Company's activities in the United States, the Company conducts business operations in Israel, the Ukraine and Russia. In recent history, these three nations have experienced significant economic and political instability. It is possible that present or future economic or political instability in these nations will have a material adverse impact on the Company's ability to conduct business or on the Company's financial condition.

Economic instability in the foreign nations in which the Company operates might result from or lead to inflation, high interest rates and social unrest, which could adversely affect the Company's operations and performance.

      Economic instability may encompass unstable price levels such as inflation, unstable interest levels or rates, such as fluctuation of capital, and social unrest that could adversely affect the Company's operations and performance.

      The rate of inflation in Israel, Russia and the Ukraine has not materially adversely affected the Company's financial condition. It is impossible to predict whether the rate of inflation in Israel, Russia or the Ukraine will materially adversely affect the Company's future financial condition. However, the Company believes that it is possible that such adverse effects might result in the future. On numerous occasions in the past, high rates of inflation have occurred in Israel, Russia and the Ukraine. High inflation may reoccur in the future, causing insecurity and uneasiness in the local populace in general, including the Company's employees. In these situations, there is often concern about the increasing cost of living and attempts to keep pace with it. This situation by itself might adversely affect the Company's performance. Whenever the currency exchange rate does not proportionally match inflation, as it has happened as a matter of governmental policy in such countries as Israel and Russia, generally there is an increase in the costs to the Company in U.S. dollars. Such increases in costs might materially adversely affect the Company's financial condition. Presently, the Company does not have a hedging policy for protection against changes in the dollar costs of the Company's activities.

      Changes and fluctuations in interest rates might affect the Company's operations in Israel, Russia and the Ukraine. The changes in interest rates might create either investment or disinvestment that might affect the economy of an entire country, and thus also the Company's employees. Because the Company finances most of the Company's non-U.S. operations in U.S. dollars, and since the Company expects that this financing will continue in the future, the Company believes that local interest rate fluctuations will not have a material adverse impact on the Company's financial condition.

      The economic situation in Israel, Russia and the Ukraine might eventually develop into extended social unrest. Such social unrest might materially adversely affect the financial performance of the Company's local, as well as the Company's overall, operations.

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

      Israel's physical security and integrity have been at risk since Israel's inception as a modern nation. Israel and Syria have attempted to restart peace negotiations. However, there is no formal peace between Israel and Syria or Lebanon. Additionally, there are conflicts between Israel and Iraq and between Israel and Iran. Israel and the Palestinian Authority have been conducting negotiations regarding the legal status of the West Bank, Gaza Strip and Jerusalem, the current Israeli capital. In connection with those negotiations and their results, violent activity occurred, and is expected to reoccur. Therefore, to the extent that the Company has operations in Israel, there is a risk that the political instability will have an adverse impact on the Company's ability to conduct business. It is highly unlikely, but possible, that Israel's compulsory military service obligation for its citizens, which lasts until an individual is 45 years of age, could disrupt the scheduled work of the Israeli research and development facility. This obligation could delay the commercial launch of the planned volumetric storage product line and materially adversely affect the Company's results of operations and financial condition.

      Russia's significant political and economic instability could have a material adverse effect on the results of the Company's operations and the market price of the Company's stock. Russia has incurred significant debt, which it may fail to repay on a timely basis. Russian currency, the ruble, has encountered foreign exchange volatility. The Russian government has experienced frequent political instability and change, including wars inside Russia, acts of terrorism, power struggles among government officials and among big commercial enterprises. In recent years, the Russian former president replaced prime ministers frequently, and parties with radical positions regarding intervention of the government in the economy, like the Communist Party, have gained in influence. The Company does not believe that these activities have had a materially adverse effect on the Company. However, in the future, such factors may have a material adverse effect on the Company's operations. Difficulties in protecting and enforcing the Company's rights and future changes to local laws and regulations could adversely affect the Company's ability to conduct operations in Russia.

      Additional strains on the local operations might result from other factors, such as the delay of Moscow banks in acknowledging wire transfers of funds into Russia. These delays can range from a day to a week or longer. Also, Moscow banks often charge very expensive and somewhat arbitrary fees for wire transfers.

       Like Russia, the Ukraine has experienced significant political and economic change. The Ukrainian economy is less developed than that of Russia and is susceptible to most of the same economic risks as Russia, including governmental debt defaults or restructurings, currency restrictions, foreign exchange volatility and political instability. Economic or political instability in the Ukraine might have a material adverse impact on the Company's ability to conduct business or on the Company's financial condition.

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

      The Company believes that it has developed a substantial amount of technology for the Company's products. Nevertheless, if the Company cannot develop the additional technology that the Company needs in order to be able to sell the products, the Company may have to purchase technology from others. The Company cannot promise or accurately forecast whether the Company will succeed in performing these acquisitions.

The Company depends upon, and could become unable to maintain or attract, knowledgeable and experienced personnel vital to the Company's financial success.

      In order to succeed, the Company depends upon its ability to attract and retain highly qualified technical and management personnel, including experts in the field of data storage technology and the sciences underlying such technology. These individuals are in high demand and are often subject to competing offers. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. The Company cannot assure that it will be able to attract and retain other qualified personnel the Company needs for the business. Furthermore, the Company does not currently maintain "key man" insurance for any personnel.

Provisions of corporate law and the Company's certificate of incorporation could deter takeover attempts.

      The provisions of the corporate law of the Company's state of incorporation and the Company's certificate of incorporation could make it more difficult for a third party to acquire control of the Company, even if the change of control would benefit the stockholders.

The Company cannot assure that it will be able to successfully protect the Company's Fluorescent Memory Technology and enforce the Company's intellectual property rights.

      Although the Company intends to rely on trade secret, trademark, copyright and other intellectual property laws to protect the Company's Fluorescent Memory Technology, the Company currently relies almost entirely on patent laws for protection. While the Company intends to vigorously enforce the Company's intellectual property rights, the Company cannot assure that the steps taken to protect the Fluorescent Memory Technology and to enforce the rights will be successful. Through the Company's wholly owned subsidiary, TriDStore IP, L.L.C., as of February 8, 2001, the Company individually held nine U.S. patents, more than fifty U.S. and foreign regular patent applications, thirteen pending U.S. provisional patent applications and fourteen international patent applications pursuant to the Patent Cooperation Treaty. In addition, the Company's 80% owned subsidiary, Velor Incorporated has pending two U.S. provisional patent applications. The Company cannot assure that it will timely exercise the right to convert provisional or PCT patent applications into regular or international patent applications or that patent authorities will issue patents for any regular or international patent applications.

      The Company expects to develop trade secrets and may seek patent or copyright protection for trade secrets. The Company cannot assure that it will develop trade secrets or seek patent or copyright protection for any or all of them. The Company has entered into and intends to enter into confidentiality and non-disclosure agreements to protect one or more trade secrets which the Company or the Company's employees or independent contractors may develop, but the Company cannot assure that it will do so or that the appropriate parties will maintain the confidentiality necessary to protect the Company's trade secrets. A failure to maintain one or more trade secrets could have a material adverse financial impact on the Company.

      The Company may offer products in the U.S. and in foreign countries based on the patented Fluorescent Memory Technology. However, certain countries in the Pacific Rim and elsewhere may not offer the same degree of intellectual property protection that the U.S., European Community and Japan afford. Therefore, the Company may be unable to enforce the Company's patent rights in those jurisdictions, even if the Company was able to obtain intellectual property rights.

      The Company has filed intent to use trademark applications with the U.S. Patent and Trademark Office for the trademarks "CLEARCARD" and "CONSTELLATION 3D". The Company cannot assure that these applications will mature into registrations or that the Company will even use these marks. Furthermore, the Company acquired the internet domain names "C-3D.NET," "C-TRID.COM," "C-TRID.NET", "C3DINC.COM", "CONSTELLATION3D.COM", and "CONSTELLATION3D.NET". Currently, the Company maintains its web site at http://www.c-3d.net.

      The Company cannot guarantee that any patents, copyrights, trade secrets, trademarks or domain names that the Company developed or obtained will provide sufficient value or protection. Furthermore, the Company cannot assure that other parties will not challenge the validity or that other parties will not assert affirmative defenses to infringement or dilution. If another party succeeds in developing data storage technology comparable to Fluorescent Memory Technology without infringing, diluting, misusing, misappropriating or otherwise violating the Company's intellectual property rights, the Company's financial condition may materially suffer.

Due to potential intellectual property claims and litigation that parties may initiate against the Company, the Company may suffer economic losses and become unable to research, develop or license the sale or manufacture of the technology.

      As it is typical in the data storage industry, other parties may in the future notify the Company of claims that may be infringing, diluting, misusing, misappropriating or otherwise violating the Company's intellectual property rights. It is impossible to predict the outcome of such potential claims, and the Company cannot assure that the relevant authorities will resolve the potential claims in the Company's favor. The Company also cannot assure that an unfavorable resolution of a claim will not have a material adverse effect on the Company's business or financial results. In particular, there has been significant litigation in the data storage industry relating to infringement of patents and other intellectual property rights. The Company cannot assure that future intellectual property claims will not result in litigation. If another party were to establish infringement, dilution, misuse, misappropriation or any other intellectual property rights violation, the Company or the Company's joint ventures might have to pay substantial damages, or courts might enjoin the Company from developing, marketing, manufacturing and selling the infringing products in one or more countries. In addition, the costs of engaging in intellectual property litigation can be substantial regardless of outcome. If the Company seeks licensure for intellectual property that the Company cannot otherwise lawfully use, the Company cannot assure that it will be able to obtain such licensure on satisfactory terms.

The Company might not own intellectual property that the Company believes it owns or that the Company needs in order to successfully research, develop and license the Company's technology.

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

The Company may eventually face inherent business risk of exposure to product liability claims, which may have a material adverse impact on the Company's financial condition.

      The Company does not presently have product liability insurance. Currently, the Company's technology is not mass manufactured and the Company does not expect that anyone will mass manufacture the Company's technology in the immediate future. Possible future product liability lawsuits may affect the reputation of the Company's future products and services or otherwise diminish the Company's financial results even though the Company may obtain product liability insurance. The Company may protect itself against product liability claims by contractually requiring the joint ventures and licensees:

      o to have continuous quality control inspections, detailed training and instructions in the manufacture of the Company's products;

      o to indemnify the Company for damages caused by tortuous acts or omissions of the joint venture or licensee; or

      o     to obtain and maintain adequate product liability insurance.

      If injured persons bring product liability suits, the Company cannot assure that any existing product liability insurance of a joint venture or any existing indemnification by joint ventures will adequately cover the liability claims. In addition, the Company cannot assure that product liability insurance will be available to the joint ventures in sufficient amounts and at acceptable costs.

The Company may be unable to obtain sufficient components on commercially reasonable or satisfactory terms, which may have a material adverse impact on the Company's financial condition.

      It is common in the data storage technology manufacturing and assembly industry for certain components to be available only from a few or sole-source suppliers. However, the Company cannot assure that the key components for future products will be available from a number of source suppliers. Therefore, the Company and joint ventures and licensees may experience difficulty in obtaining a sufficient supply of key components on a timely basis. The Company intends to develop relationships with qualified manufacturers with the goal of securing high-volume manufacturing capabilities, thus controlling the cost of current and future models of the Company's future products.

      The Company cannot assure that it will be able to obtain a sufficient supply of components on a timely basis or on commercially reasonable terms or realize any future cost savings. The same supply and cost problems could adversely affect the Company's sales of products. The inability to obtain sufficient components and equipment, to obtain or develop alternative sources of supply at competitive prices and quality or to avoid manufacturing delays, could prevent joint ventures from producing sufficient quantities of the Company's products to satisfy market demand. Additionally, in the case of a component purchased exclusively from one supplier, joint ventures could become unable to produce any quantity of the affected products until the component becomes available from an alternative source. These problems could cause delays to product shipments, thereby increasing the joint venture's material or manufacturing costs or causing an imbalance in the inventory levels of certain components. Moreover, difficulties in obtaining sufficient components may cause joint ventures and licensees to modify the design of the Company's products to use a more readily available component. These design modifications may result in product performance problems. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to achieve market acceptance and otherwise adversely affect the Company's business and financial results.

The Company may become financially dependent on one or a small number of customers.

      Because the Company is a research and development company, the Company has not developed a customer base for its products. The Company intends to establish joint ventures and licensing arrangements with strategic partners to market and sell Fluorescent Memory Technology. In the future, it is possible that the Company, the joint ventures and licensees will have sales to one or a small number of customers which equal ten percent or more of the Company's consolidated revenues.

The Company's officers spend time on projects that bear no relation to the Company's activities.

      Some of the Company's officers, notably Michael Goldberg and Lev Zaidenberg, serve as directors, officers and employees of other companies. While the Company believes that the officers will be devoting adequate time to effectively manage the Company, the Company cannot assure that their other positions will not negatively impact their duties and that the impact will not have a material adverse effect on the Company's financial condition. The Company believes that the other company positions of the Company's officers do not raise actual or potential conflicts of interest that could interfere with the carrying out of their respective duties at the Company.

The Company's expected products may be subject to various legal and regulatory controls.

      The Company is unaware of any particular electrical, telecommunication, environmental, health or safety laws and standards that will apply to the Company's products. While the Company does not anticipate special regulations of the Company's products, the Company cannot assure that it will not have to comply with laws and regulations of domestic, international or foreign governmental or legal authorities. Compliance with these laws and regulations could have a material adverse affect on the Company. The Federal Communications Commission (FCC) regulates computer hardware that contains or utilizes magnetic forces to store information. If the FCC in the future chooses to regulate fluorescent-based computer storage devices, such as the Company's products, compliance with those regulations could have a material adverse effect on the Company's financial condition.

The Company faces intense competition in the data storage technology industry.

      The Company estimates that there are approximately 14 enterprises currently researching, developing or producing other types of data storage technology, which the Company considers to be the Company's material competitors. The data storage technology industry is fiercely competitive, and a number of the Company's competitors, such as EMC Corporation, Iomega Corporation and Seagate Technology, Inc. have already established their names, brands, products and technologies in the marketplace. The Company expects that some competitors will continue to have significant market shares. The Company's competitors may further increase their market shares through mergers, acquisitions and research and development.

      While the Company believes that Fluorescent Memory products and joint venture and licensing strategies will result in competitive advantages, the Company cannot assure that it will obtain or maintain any of such advantages over time. Furthermore, the Company cannot assure that a competitor will not invent a superior technology, or that the Company's products and services will be able to penetrate the data storage market. Many of the Company's current and potential competitors have or may have advantages such as greater financial, personnel, marketing, sales and public relations resources. Existing or future competitors may develop or offer products that provide significant performance, price, creative or other advantages over products that the Company offers.

Risks Related to the Company's Common Stock

The market price of the Company's common stock may fluctuate significantly.

      The stock market in general and the market for shares in technology companies in particular have recently experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. The Company believes that the principal factors that may cause price fluctuations are:

      o     fluctuations in the Company's financial results;

      o     fluctuations in the Company's product development timetables;

      o general conditions and development in the technology industries and the worldwide economy;

      o     conditions and expectations regarding the data storage markets;

      o     sales of the Company's common stock into the marketplace;

      o     the number of market makers for the Company's common stock;

      o announcements of technological innovations or new or enhanced products by the Company or the Company's competitors;

      o a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts' expectations;

      o developments in the Company's relationships with the Company's suppliers and potential customers; and

      o significant operating and interest charges as a result of the Company's need to obtain future financing or services.

      The Company cannot be certain that the market price of the Company's common stock will not experience significant fluctuations in the future, including fluctuations that are adverse and unrelated to the Company's performance. The sales of a substantial number of shares of the Company's common stock could adversely affect the market price of the Company's common stock by introducing a large number of sellers to the market. Given the potential for fluctuations in the price of the Company's shares, these sales could cause the market price of the Company's common stock to decline.

Investors who need immediate or future income should refrain from the purchase of the Company's common stock.

      The Company does not intend to pay dividends to the holders of the Company's outstanding common stock in the foreseeable future. Investors who need immediate or future income by way of dividends from their investment should refrain from the purchase of the Company's common stock.

The market price of the Company's common stock may decrease if a large number of shares are sold in the future.

      Future sales of the Company's common stock in the public market, or the issuance of shares of common stock upon the exercise of stock options and warrants or otherwise, could adversely affect the market price of the Company's common stock and impair the Company's ability to raise capital through the sale of equity or equity-related securities. As of January 31, 2001, the following number of shares of common stock are issued or issuable:

Issued and outstanding (1)............................................         43,192,775
Issuable upon exercise of outstanding warrants whether or not
    currently exercisable (2) (4) (5).................................          6,251,922
Issuable upon exercise of outstanding stock options whether or not
    currently exercisable.............................................          6,124,617

Issuable upon conversion of convertible loans (3).....................            319,913

(1) Excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly owned subsidiaries.

(2) Currently exercisable at exercise prices ranging from $0.001 to $15.13 per share.

(3) A loan of $4,000,000 provided by Sands Brothers Venture Capital Associates LLC convertible at $17.65 per share and a loan of $1,000,000 provided by Constellation 3D Technology Limited convertible at $10.72 per share.

(4) Includes 3,450,000 shares underlying the warrants evidenced by agreements with Sands Brothers & Co., Ltd. ("Sands Brothers") which are in dispute. See "Legal Proceedings" and "Management Discussion and Analysis of Financial Condition and Results of Operations."

(5) Does not include adjustment warrants issued in connection with certain equity financings.

      As of January 31, 2001, of the 43,192,775 issued and outstanding shares identified in the table above, 30,116,106 are restricted securities (i.e., excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly-owned subsidiaries) within the meaning of Rule 144 under the Securities Act of 1933 (the "Securities Act"), and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available. Such restricted securities are eligible for sale in the public market subject to compliance with Rule 144. In addition, other exemptions may be available for sales of such restricted securities held by non-affiliates.

      The Company cannot predict the effect, if any, that market sales of shares of common stock, or the availability of such shares of common stock for sale, will have on the market price of the shares of common stock prevailing from time to time. Nevertheless, sales of substantial amounts of shares of common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for the shares of common stock and could impair the Company's ability to raise capital through an offering of the Company's equity securities.

ITEM 2 PROPERTIES

      The Company is leasing facilities at 230 Park Avenue, Suite 453, New York, New York 10169 for administrative purposes. The facilities serve as the office of the Company's Chief Executive Officer and legal department. The lease expired on December 31, 2000, but has continued on a month-to-month basis. The Company is in the process of seeking new facilities, and the Company does not believe that any loss of these current facilities will have a material adverse effect on the Company's financial condition.

      C-TriD Israel Ltd. entered into three operating lease agreements for the facilities it uses at 2 Prof. Bergman Str., Rehovot 76327 Israel. The first lease was to expire on May 14, 1999, but C-TriD Israel Ltd. exercised its option to extend the lease period until May 14, 2001. The second lease is to expire on April 5, 2001, but there is an option to extend the lease period until April 4, 2003. The third lease is to expire on August 31, 2004, but there is an option to extend the lease period until August 31, 2008. The Company conducts research and development at the Rehovot facilities.

      Constellation 3D Vostok leases two sets of facilities in Moscow, Russia primarily to conduct research and development. The lease for the facilities at 119146, Moscow, 2nd Frunzenskaya ul., 8, Building 1, expired December 1, 1999, and the lease for the facilities at MSU Science Park Building 5, Locations 513A, 514 and 522 expired December 30, 1999. However, Constellation 3D Vostok has renewed both leases. The lease for the facilities at 119146, Moscow, 2nd Frunzenskaya ul., 8, Building 1 expired on December 30, 2000 and has continued on a month-to-month basis since that time. The lease for the facilities at MSU Science Park has changed. It is now a lease for premises at Leninsky Hills, Possession 1, Building 75, Entrance 5, Premises 514, 515 and 523 that expired on December 31, 2000 and has continued on a month-to-month basis since that time.

      The Company leases facilities at 1875 Charleston Road, Mountain View, California 94043. The lease is month-to-month and includes the Company's right to certain services such as secretarial support. On March 6, 2001, the Company notified the landlord of its intent to terminate the lease in 30 days.

      Presently, the Company is using the Fort Lauderdale, Florida office located at 2625 NE 11th Court, Fort Lauderdale, Florida 33304, owned by one of the Company's directors. The offices are primarily being used for the Company's administrative functions. The Company currently has no lease arrangement for the Fort Lauderdale offices, but the Company is not at material risk of losing the Company's capacity to adequately use the facilities. The Company intends to transfer the administrative functions conducted at these offices to the Company's New York City offices when it terminates its occupancy at 230 Park Avenue and new facilities in New York City are leased.

      In addition, the Company leases premises located at 21G Olympia Avenue, Suite 80, Woburn, Massachusetts 01801, where the Company performs research, development and marketing activities. The Company projects that these premises will not be adequate for conducting the Company's business activities, and the Company is in the process of looking for other premises in this area. The Company believes that it will be able to find a new location shortly and that the inadequacy of the premises is not a material risk to the Company's financial condition.

      The Company leases a residence at 255 West 94th Street, New York, New York for employees and executives traveling to the New York office. The term is for two years.

      The Company believes that, for the foreseeable future, the Company's current facilities are suitable, adequate and capable of the necessary productivity for the Company's activities. The Company expects that it will continue to fully utilize these facilities and that the Company will renew the Company's leases and rental agreements before their termination or find other adequate facilities to conduct the operations. The Company might acquire additional facilities as the Company deems it appropriate.

ITEM 3 LEGAL PROCEEDINGS

      On June 9, 2000, Challis International Limited commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation 3D Technology Limited and the Company. The complaint alleges that Challis entered into several contracts with Constellation Tech, the Company's majority shareholder or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in the Company. Although none of the contracts upon which Challis bases its claims were with the Company, Challis seeks to hold the Company liable by alleging that the Company is the alter ego of Constellation Tech. Although the Company is not a party to any of the contracts, Challis alleges that since one of the Company's officers signed an appendix to one of the contracts, the Company is therefore directly liable. In addition, Challis alleges that the contracts entitle it to 3,494,205 shares of the Company's common stock. The complaint seeks an order directing the Company to issue proper certificates to Challis for 3,494,205 shares or, alternatively, the fair market value of the shares, plus any incidental damages. The Company does not believe the ultimate outcome of the litigation will have an adverse effect on the Company's business, financial position, results of operations and cash flows. The Company intends to vigorously defend this lawsuit.

      On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company entered into a contract with Clearview which provided that for a period of three years commencing October 26, 1999, should financings take place between the Company and a party or affiliate of a party listed as defined in the contract then the Company would be obligated to pay Clearview cash commissions of 6% of the financings, plus warrants equal to 15% of the financings with an exercise price of 110% of the market. Although the Company was not provided financing by any of the party's included on Clearview's list, Clearview alleges that financing provided by the Halifax Fund, L.P. falls within the parameters of the contract, thereby obligating the Company to pay Clearview a commission. The complaint seeks damages of (i) $600,000 in cash; (ii) warrants to purchase $750,000 of the Company's shares with an exercise price of $12.65 per share; and (iii) warrants to purchase $750,000 of the Company's shares with an exercise price of $14.03 per share. The Company is unable to determine with any certainty the ultimate outcome of the litigation but does not believe that an adverse outcome will have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company intends vigorously to defend this lawsuit.

      On October 20, 2000, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to the registration of common shares of stock held by certain security holders of the Company (the "Registration Statement"). On December 22, 2000, the Company received a letter from outside counsel to Sands Brothers & Co., Ltd. ("Sands"), claiming that the Company breached certain alleged agreements with Sands by failing to include in the Registration Statement shares underlying warrants to purchase 3,450,000 shares of the Company's common stock to which Sands claimed it was entitled (the "Alleged Warrants"). Sands claimed that it had been damaged, at a minimum, in the amount of $32,128,125 (less the exercise price) by the Company's alleged failure to register shares underlying the Alleged Warrants. In addition, Sands claimed that the Company breached certain agreements with Sands by failing to compensate Sands for certain financing the Company received from third parties, by failing to pay financial advisory fees allegedly owed to Sands, and by failing to give Sands a right of first refusal on certain third party financing. In the December 22 letter, Sands demanded: (i) that the shares underlying the Alleged Warrants be included in a registration statement; (ii) that the Company compensate Sands for financing it received from certain investors; (iii) that the Company pay Sands $36,000 in financial advisory fees; and (iv) that the Company pay Sands damages for its alleged failure to abide by the alleged first refusal obligations. The Company contends that Sands has failed to fulfill its obligations to the Company and accordingly is not due the compensation demanded. Because Sands has failed to fulfill their obligations to the Company under agreements between the parties, the Company believes that the claims asserted in their December 22, 2000 letter are without merit. Although there can be no assurance that the dispute will not result in litigation, the Company believes that the ultimate outcome of such litigation will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company intends to vigorously defend any lawsuit filed by Sands. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On January 15, 2001, the Company received a letter from outside counsel to High Tech Investments Corp. Ltd. ("High Tech"), demanding, among other things, that the Company pay $5 million to High Tech and issue to High Tech shares of stock in an amount equal to two percent of the outstanding stock in the Company. According to High Tech, it is owed these amounts based on alleged agreements between the Company and High Tech that were signed in October 1999, "according to which High Tech would market the Company in Japan and would promote the Company's business relationship with various Japanese companies." If High Tech's demands are not met, High Tech has threatened "to exercise all legal means available to it to cause the agreements to be performed" and to seek to recover damages for the Company's purported non-performance. The Company has maintained the position that High Tech has no right to payment under the purported agreements and intends to vigorously oppose any attempt by

High Tech to enforce these purported agreements. On March 7, 2001, the Company filed a declaratory judgment suit in the Supreme Court for the State of New York seeking a declaration that the purported agreements with Hi-Tech are not valid contracts and that Hi-Tech is not entitled to any payment from the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      C3D's common stock is traded on the NASDAQ National Market under the ticker symbol "CDDD" since November 15, 2000. Prior to that date, the shares of the C3D traded on the NASD's Over-the-Counter Bulletin Board quotation service under the symbols "CFMD" and "CDDD."

      On December 17, 1999, C3D's Board of Directors approved a three-for-one forward split of the common stock for the stockholders of record on December 16, 1999. The adjustment of the price per share of the common stock that resulted from the forward split took effect on January 18, 2000 and before trading of the common stock began on January 18, 2000. ALL OF THE HIGH AND LOW BIDS REPORTED IN THE CHART IMMEDIATELY BELOW HAVE BEEN ADJUSTED TO GIVE RETROACTIVE EFFECT TO THE CHANGE IN THE PRICE PER SHARE OF THE COMMON STOCK RESULTING FROM THAT STOCK SPLIT.

Time Period                                          High Bid           Low Bid
---------------------------------------------        --------          ---------
Fiscal Year Ending 2000:

First Quarter ...............................        $ 63.625          $ 19.33

Second Quarter ..............................        $ 43.50           $  9.875

Third Quarter ...............................        $ 20.1875         $  9.75

Fourth Quarter ..............................        $ 14.3125         $  3.50


Fiscal Year Ending 1999:

Fourth Quarter ..............................        $ 32.63          $   5.35

Third Quarter ...............................        $  7.92          $   3.33

Second Quarter ..............................        $  4.04          $   0.58

First Quarter ...............................             --                --

----------

      As of January 31, 2001, there were approximately 113 stockholders of record of the common stock, excluding Constellation 3D Trust LLC, one of C3D's wholly owned subsidiaries. On March 23, 2001, the last reported sales price of the Company's stock as reported by NASDAQ National Market was $6.00.

      The Company has not declared dividends during the two most recent fiscal years.

ITEM 6 SELECTED FINANCIAL DATA

      The following selected consolidated financial information with respect to the Company's financial position as of December 31, 2000, 1999 and 1998 and results of operations for the years ended December 31, 2000, 1999 and 1998, the period from inception (September 25, 1997) to December 31, 1997, and the period from inception to December 31, 2000 has been derived from the Company's audited consolidated financial statements. The selected consolidated financial information with respect to the Company's financial position as of December 31, 1997 has been derived from the Company's unaudited consolidated financial statements which, in the opinion of the Company's management, have been prepared on the same basis as the audited financial statements and include all normal and recurring adjustments necessary for a fair presentation of the information set forth therein. The results for the year ended December 31, 2000 are not necessarily indicative of future results. Readers should read the selected consolidated financial information presented below in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

      For the period ended December 31, 1997, the Company's financial statements use September 25 as the inception date. Thus, the financial information for the Company's fiscal year 1997 is for approximately three months, whereas the Company's financial information for fiscal years 2000, 1999 and 1998 were for twelve-month periods.

                                           Cumulative
                                           Amounts From                                                                Period From
                                            Inception                                                                   Inception
                                          (September 27,                                                              (September 25,
                                          1997) Through                    Years Ended December 31,                   1997) Through
                                           December 31,       --------------------------------------------------       December 31,
                                               2000               2000               1999               1998               1997
                                           ------------       ------------       ------------       ------------       ------------
Statement of Operations Data
Operating expenses:
Research and development ............      $ 10,097,976       $  4,658,082       $  2,413,239       $  1,534,948       $  1,491,707
General and administrative ..........         9,083,440          4,369,384          1,986,392          1,660,477          1,067,187
Marketing  (1) ......................         5,784,561          5,686,926             97,635                 --                 --
                                           ----------------------------------------------------------------------------------------
Total operating expenses ............        24,965,977         14,714,392          4,497,266          3,195,425          2,558,894
                                           ----------------------------------------------------------------------------------------
Other expense:
Interest (income) expense,
   net (2) ..........................         5,786,098          5,433,399            305,833             (6,985)            53,851
Taxes ...............................           166,464             99,414             63,588              3,462                 --
                                           ----------------------------------------------------------------------------------------
Net loss ............................      $(30,918,539)      $(20,2475,205)     $ (4,866,687)        (3,191,902)      $ (2,612,745)
                                           ========================================================================================
Net loss per share-basic and
   diluted ..........................                                (0.49)             (0.15)             (6.80)            (4,355)
                                                              =====================================================================
Weighted average number of
   common shares
   outstanding-basic and
   diluted ..........................                           41,644,812         32,148,978            469,275                600
                                                              =====================================================================

                                                                                December 31,                            December 31,
                                                             --------------------------------------------------         ------------
                                                                 2000               1999                1998                1997
                                                             -----------        -----------         -----------         ------------
Balance Sheet Data:
Current Assets ......................................        $ 8,973,972        $ 2,181,128         $   294,358         $ 2,854,766
Current liabilities .................................          5,137,240          3,596,404           1,430,871           5,541,326
Total assets ........................................          9,400,265          2,422,228             561,589           2,954,929
Long-term liabilities ...............................             39,237          2,145,449              46,825              26,345
Additional paid in capital ..........................         35,141,895          7,351,299           4,888,248                  --
Total stockholders' equity (deficit) ................          4,223,788         (3,319,625)           (916,107)         (2,612,745)

----------
(1) Includes a noncash compensation charge to operations of $4,805,671 for the year ended December 31, 2000, representing the fair value of options granted to a non-employee consultant who provided business development services.

(2) Includes $2,566,185 of discount amortization of deferred interest, $1,115,000 of interest expense relating to the issuance of warrants and $668,000 relating to the modification of debt conversion rates for the year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company's actual results may differ materially from historical results and those the Company presently anticipates. When readers consider forward-looking statements and Factors that May Affect Future Results, readers should keep that in mind as well as the other cautionary statements in this Annual Report, including the "Risk Factors" and "Factors That May Affect Future Results" included elsewhere in this Annual Report.

                                    Overview

      Constellation 3D, Inc. ("C3D"), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United States, Israel, the Ukraine and Russia, the Company researches and develops its proprietary technology ("Fluorescent Memory" or "Fluorescent Memory Technology")

      The Company plans to continue its focus on research and development of its data storage technology and to develop strategic alliances, joint ventures and licensing arrangements with established companies in the data storage industry. The Company expects that its operating expenses will increase significantly during the foreseeable future as the result of its plans to:

      o increase expenditures on marketing and business development by hiring additional staff, hosting demonstrations of the Company's technology to potential strategic partners, continually obtaining information about the market size and growth parameters to update the market analysis, updating industry pricing and cost trends, and monitoring new technological developments in the industry;

      o enhance existing capabilities of products by increasing the levels of research and development expenditures and capital;

      o increase expenditures on administration, by expanding the current management team, to provide the overall management of the parent company as well as the subsidiaries;

      o increase monthly expenditures on professional fees for patent registration, licensing and joint venture agreements; and

      o establish research and development facilities with initial manufacturing capabilities in the United States by hiring additional staff and transferring equipment and personnel.

      o In addition, the Company anticipates incurring additional expenses with respect to industrialization of its first generation of products.

      The Company must raise additional funds as a result of the planned significant increase in its operating expenditures. The Company does not expect to receive revenues for the foreseeable future and expects to continue to incur operating losses. The Company is currently exploring additional financing alternatives, including the possibility of private equity or debt offerings.

      Although the Company's existing debt securities contain no such restrictions, the signing of future financing agreements could result in restrictions being placed on dividends, interest and principal payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available or, if it is, that it will be available on terms acceptable to the Company.

      On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company. C3D then issued 10,500,000 shares of common stock to Constellation 3D Trust LLC as a capital contribution and later cancelled all but 500,000 of said shares. Constellation 3D Trust LLC intends to use the shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds shall be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital. For the purposes of the Company's consolidated financial statements, the net issuance of the 500,000 shares of common stock are not considered to be issued or outstanding because the common stock has remained under the control of C3D and the intention is to cancel the shares if no financing transaction is completed.

      On August 22, 2000, the Company issued a warrant to purchase 10,000 shares of common stock jointly to Reflekt Technology, Inc., a Massachusetts corporation ("Reflekt") and Vladimir Schwartz, President, sole director and sole stockholder of Reflekt ("Schwartz") in exchange for certain patents, which Reflekt or Schwartz owned in whole or in part. The warrant is exercisable beginning August 22, 2001 at an exercise price of $11.25 per share and terminates on August 22, 2004.

      On January 2, 2001, the Company agreed to acquire certain assets of its former Ukrainian subcontractor, Ladis Ltd., for cash consideration of approximately $30,000. Since that date, C3D has continued to conduct its Ukrainian operations using the equipment and other assets acquired from the former subcontractor.

      On January 29, 2001, the Company formed Velor Incorporated ("Velor"), a Delaware corporation headquartered in Massachusetts that is 80% owned by the Company. Since incorporation, Velor has had no operations. Velor will engage in the business of researching and developing solid-state memory products.

      On January 30, 2001, at the annual meeting of stockholders of the Company, the stockholders approved the redomicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly-created wholly-owned subsidiary Constellation 3D, Inc., a Delaware corporation. On February 6, 2001, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware.

      On February 12, 2001, the Company and Plasmon Plc ("Plasmon") entered into an agreement to jointly manufacture the process for mass production of FMD media. Under the agreement, Plasmon and the Company would collaborate to create an FMD media production process for adoption by the optical disc manufacturing industry.

      On December 1, 1999, the Company entered into a Placement Agency Agreement and Warrant Agreement dated December 1, 1999 (the "Agency Agreement" and "Warrant Agreement" respectively) with Sands Brothers & Co., Ltd. ("Sands Brothers") which obligates Sands Brothers to raise through the placement of the Company's securities, on a best efforts basis, a minimum of $4.0 million (the "Minimum Amount") and, as amended on March 23, 2000, a maximum of $120.0 million for the Company. By the face of the March 23, 2000 amendments to the Agency and Warrant Agreements, the Company was to issue to Sands Brothers warrants to purchase 1,050,000 shares at an exercise price of $3.67 per share for the Minimum Amount of securities sold, and warrants to purchase 600,000 shares for each $1.0 million of the Company's securities sold up to $25.0 million (the "Additional Placement Agent Warrants") at an exercise price equal to a 40% discount to the average of the bid price of the Company's common stock for the 120 day period prior to any closing, but in no event less than $5.00 per share. On March 24, 2000,

Sands Brothers Venture Capital Associates LLC, an affiliate of Sands Brothers, invested $4 million in the Company through a subordinated convertible debenture due on September 24, 2001. Pursuant to the provisions in the Agency Agreement, the Company agreed to issue to Sands Brothers warrants (the "Warrants") to purchase 1,050,000 and 2,400,000 shares of common stock at the prices of $3.67 and $15.13, respectively. In connection with the issuance of the subordinated convertible debenture, the Company entered into a registration rights agreement with Sands Brothers Venture Capital Associates LLC (the "Registration Rights Agreement").

        On March 23, May 16, May 31, June 28, and August 3 of the year 2000, the Company amended the Placement Agency Agreement, Warrant Agreement and Warrant Certificate No. SB-2. Among other results of the amendments, Sands Brothers is no longer the Company's exclusive financing source and is not entitled to any fees or stock warrants with respect to financing sources, which it has not brought to the Company.

      The Company contends that the Warrants and all provisions in the Agency Agreement, and all documents related thereto which call for the issuance of the Warrants to Sands Brothers are no longer enforceable, because Sands Brothers failed to satisfy its obligations under such documents. Sands Brothers claims that the Company is in breach of the Company's obligation to register the shares underlying the Warrants and by such failure to register, claims that it has been damaged, at a minimum, in the amount of $32,128,125, less the exercise price of the Warrants. Although the Company is unable to determine the ultimate outcome of this dispute, an adverse resolution thereof would have an adverse effect on the Company's business and financial condition. See "Legal Proceedings" for an expanded discussion.

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

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      The Company's reported financial condition and results as of and for the year ended December 31, 2000, includes all amounts for the parent company, C3D, and C3D's three wholly-owned operating subsidiary companies, C-TriD Israel Ltd., an Israeli company ("C-TriD"), Constellation 3D Vostok, a Russian company ("Vostok"), and FMD&E, Inc., a Massachusetts company ("FMD&E"). The Company's reported financial condition and results of operations for the comparative year ended December 31, 1999, include the combined earnings of C-TriD and Vostok for the full 1999 year, the earnings of the predecessor company, Constellation Tech for the nine months ended September 30, 1999, together with the earnings of C3D after October 1, 1999, the date on which the Company completed the acquisition of certain assets.

      Revenue. The Company generated no revenue for the years ended December 31, 2000 and 1999.

      Research and Development Expenses. The Company incurred research and development expenses of $4,658,082 for the year ended December 31, 2000, compared with $2,413,239 for the year ended December 31, 1999 for an increase of $2,244,843, or about 93%. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, and professional fees for patent registration of intellectual property. The significant costs were payroll for staff and contractors, which amounted to $2,812,642 for the year ended December 31, 2000, compared with $1,366,002 for the year ended December 31, 1999. The increase was primarily due to the hiring of additional staff with greater qualifications, and the expansion of the Company's contractual relationships with current subcontractors. Professional fees were $405,849 for patent registration for the year ended December 31, 2000, compared with $556,432 for the year ended December 31, 1999. The decrease in patent registration was due to the Company's proprietary Fluorescent Memory Technology becoming more proven and patentable during the same period last year. Materials consumed amounted to $421,608 for the year ended December 31, 2000, compared with $64,155 for the year ended December 31, 1999. The increase in material was due to purchase of various materials required at the current stage of development of the Company's products. Travel expenses amounted to $433,310 for the year ended December 31, 2000, compared with $26,706 travel expenses for the year ended December 31, 1999. The increase in travel costs is due to the travel of research and development staff between the Company's geographical locations. General and administrative costs associated with research and development facilities were $584,673 for the year ended December 31, 2000, compared with $399,944 for the year ended December 31, 1999.

      General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $4,369,384 for the year ended December 31, 2000, compared with $1,986,392 for the year ended December 31, 1999 for an increase of $2,382,992, or about 120%. The Company paid substantially more for management and facilities for the year ended December 31, 2000, than it did for the year ended December 31, 1999. Payroll expenses and management fees relating to general and administrative activities were $881,756 for the year ended December 31, 2000, compared with $466,034 for the year ended December 31, 1999. The rise in compensation expenses was due to the increase in the size and compensation of the management team compared to the year ended December 31, 1999 and a non-cash compensation charge of $36,321 for the grant of options to non-executive directors during the year ended December 31, 2000, compared with no such charge for the year ended December 31, 1999. Professional fees were $1,650,022 for the year ended December 31, 2000, compared with $564,486 for the year ended December 31, 1999. The increase was for legal support for the Company's legal and accounting work required for the preparation of the publicly filed statements and reports, and general corporate matters. Office and maintenance charges were $716,034 for the year ended December 31, 2000, compared with $527,091 for the year ended December 31 1999. The increase in office and maintenance charges relates to the increased activity of the New York office for the year ended December 31, 2000, compared to the year ended December 31, 1999, when the corporate office in New York had just opened in the fourth quarter of 1999. Travel and accommodation expenses were $287,730 in the year ended December 31, 2000, compared with $303,443 for the year ended December 31, 1999. Consulting fees amounted to $518,980 for the year ended December 31, 2000, compared with $111,623 for the year ended December 31, 1999 including a non-cash compensation charge of $320,464 for the grant of options to non-employee consultants during the year ended December 31, 2000, compared with no such charge for the year ended December 31, 1999. Stockholder relations expenses and filing fees were $314,862 for the year ended December 31, 2000, compared with $13,715 for the year ended December 31, 1999.

      Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $5,686,926 for the year ended December 31, 2000, compared to $97,635 for the year ended December 31, 1999, when the Company had just begun to demonstrate its technology. Most of the expenses for the year ended December 31, 2000, $5,209,586, were compensation expenses relating to marketing and business development. The compensation expense consisted of $4,293,000 and $512,671 in non-cash stock-based compensation due to the grant of 450,000 and 195,000 options, respectively, to a non-employee consultant and $403,915 in payroll and consulting fees for the year ended

December 31, 2000, compared with no such expenses for the year ended December 31, 1999. The compensation charge relating to the grant of stock options represents the relative fair value ascribed to the options measured using the Black-Scholes option-pricing model. The Company reflected the effects of the compensation expense related to the grant of stock options as an increase to additional paid-in capital in the statement of stockholders' equity. Travel and accommodation expenses for product demonstrations and exhibits were $371,414 for the year ended December 31, 2000, compared with $97,635 for the year ended December 31, 1999. The Company incurred $36,543 in expenses relating to media exposure for the year ended December 31, 2000, compared to no expenses for the year ended December 31, 1999. General and administrative costs associated with marketing were $69,383 for the year ended December 31, 2000, compared with no general and administrative expenses for the year ended December 31, 1999.

      Interest Expense, net. The Company recorded net interest expense of $5,433,399 for the year ended December 31, 2000, compared with $305,833 for the year ended December 31, 1999 for an increase of $5,127,566, or 1,677%. The interest expense included $2,566,185 for the amortization of the financing cost associated with detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit during the year ended December 31, 2000, compared to no such expense for the year ended December 31, 1999. The Company recorded an interest expense of $120,000 for the beneficial conversion feature on the subordinated convertible debt issued during the year ended December 31, 2000, compared with $125,000 for the year ended December 31, 1999. During the year ended December 31, 2000, a stockholder loan and two convertible notes were converted into common stock. The original conversion terms were amended to reduce the conversion price and the Company issued warrants relating to the stockholder loan and both convertible debts. The value ascribed to the warrants and the modification of the conversion terms for accounting purposes was $1,783,000, which was recorded as an interest expense and as an addition to paid-in capital of stockholders equity. The Company also recorded an interest expense of $500,000 related to commission charged on the subordinated convertible debt issued during the year ended December 31, 2000, compared with $100,000 for the year ended December 31, 1999. Interest expenses, excluding noncash charges, relating to the line of credit, stockholder loans and subordinated convertible debt amounted to $633,795 for the year ended December 31, 2000, compared to $88,129 for the year ended December 31, 1999. Interest revenue was generated through short-term deposits and amounted to $169,581 during the year ended December 31, 2000, compared with $7,296 for the year ended December 31, 1999.

      Taxes. The Company has generated inter-company taxable income to date and therefore has incurred $99,414 for the year ended December 31, 2000, compared with $63,588 for the year ended December 31, 1999 for an increase of $35,826, or about 56%. Israeli and Russian subsidiaries, C-TriD and Vostok, incurred taxes due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has fully reserved deferred tax assets created primarily from net operating loss carryforwards and deferred start-up costs because management is unable to conclude that future realization is likely.

Results of Operations for the Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      The Company's reported earnings from operations as of and for the year ended December 31, 1999, include the combined earnings of the two operating subsidiaries, C-TriD and Vostok, for the full 1999 year, the earnings of the predecessor company, Constellation Tech, for the nine months ended September 30, 1999, together with the earnings of C3D after October 1, 1999, the date on which the Company completed the acquisition of certain assets. The reported earnings for the year ended December 31, 1998 are that of the predecessor company, Constellation Tech.

      Revenue. The Company generated no revenue in the years ended December 31, 1999 and 1998.

      Research and System Development Expenses. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, and professional fees for intellectual property. The Company incurred research and development expenses of $2,413,239 for the year ended December 31, 1999, compared with $1,534,948 for the year ended December 31, 1998 for an increase of $878,291, or about 57%. The significant costs were payroll for staff and contractors which amounted to $1,366,002 for the year ended December 31, 1999, compared with $965,114 for year ended December 31, 1998. The increase in payroll expenditures was due to the increase in staff levels for the year compared with the year ended December 31, 1998. Professional fees were $556,432 for patent preparation and filing for the year ended December 31, 1999, compared with $312,612 for the year ended December 31, 1998. The increase in patent costs was due to the expanded coverage in scope and geography of the Company's Fluorescent Memory Technology. Materials consumed amounted to $64,155 for the year ended December 31, 1999, compared with $139,565 for the year ended December 31, 1998. This decrease was due to the reduction of new materials required as the Company's products went from prototypes to a demonstrable product in 1999. Travel expenses amounted to $26,706 for the year ended December 31, 1999, compared with $17,242 travel expenses for the year ended December 31, 1998. General and administrative costs associated with research and development facilities were $399,944 for the year ended December 31, 1999, compared with $100,415 for the year ended December 31, 1998. The increased general and administrative expenses reflects the start-up of Vostok, the Russian subsidiary formed in early 1999, compared to the year ended December 31, 1998 when Vostok had yet to be formed.

      General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional services, telephone expense, travel and other general corporate expenses. General and administrative expenses were $1,986,392 for the year ended December 31, 1999, compared with $1,660,477 for the year ended December 31, 1998 for an increase of $325,915, or about 20%. This increase reflected the hiring of additional management, increased facilities charges and expansion of operations. Payroll expenses and management fees relating to general and administrative expenses were $466,034 in the year ended December 31, 1999, compared with $690,066 for the year ended December 31, 1998. The decrease was due to the reduction of a management contract from $400,000 for the year ended December 31, 1998 to $100,000 for the year ended December 31, 1999. Office and maintenance charges consisting of expenditures on rent, general maintenance, and communications were $527,091 for the year ended December 31, 1999, compared with $491,322 for the year ended December 31, 1998. Travel and accommodation expenses were $303,443 for the year ended December 31, 1999, compared with $327,355 for the year ended December 31, 1998. Professional fees were $564,486 for the year ended December 31, 1999, compared with $56,180 for the year ended December 31, 1998, the majority of which were related to legal support for the Company's financing transactions and the preparation of the previously filed registration statement. Consulting fees amounted to $111,623 for the year ended December 31, 1999, compared with no consulting fees for the year ended December 31, 1998. Stockholder relations expenses and filing fees were $13,715 for the year ended December 31, 1999, compared with no stockholder relations expenses for the year ended December 31, 1998 when the Company was still private.

      Marketing. Marketing expenses consisted of travel expenditures for demonstrations of the Company's technology to potential strategic partners. Travel and accommodation expenses for product demonstrations and exhibits were $97,635 for the year ended December 31, 1999, compared with no expenses for the year ended December 31, 1998.

      Interest and other charges. The Company has recorded net interest expense of $305,833 for the year ended December 31, 1999, compared to net interest income of $6,985 for the year ended December 31, 1998 for an increase of interest expenses of $312,818, or 4,478%. Interest income and expense consisted of bank overdrafts, stockholder loans and subordinated convertible debt. The Company recorded an interest expense of $125,000 for the beneficial conversion feature on the subordinated convertible debt issued during the year ended December 31, 1999, compared with no expense for the year ended December 31, 1998. The Company also recorded an interest expense of $100,000 related to the commission charged on the subordinated convertible debt issued during the year ended December 31, 1999, compared with no such expense for the year ended December 31, 1998. Interest expenses, excluding noncash charges, relating to stockholder loans and subordinated convertible debt amounted to $88,129 for the year ended December 31, 1999, compared to no expense for the year ended December 31, 1998.

      Income Taxes. The Company has generated inter-company taxable income to date and therefore has paid $63,588 for the year ended December 31, 1999, compared with $3,462 for the year ended December 31, 1998. The taxes were incurred in the Israeli and Russian subsidiaries, C-TriD and Vostok, due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. Deferred tax assets created primarily from net operating loss carryforwards and deferred start-up costs have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

      As of December 31, 2000, the Company's cash position was $8,728,600 and its working capital was $3,836,732, compared to a cash position of $2,030,139 and a working capital deficit of $1,415,276 as of December 31, 1999.

      Since inception, the Company has financed its operations from capital contributions, stockholder loans, subordinated convertible debt, and borrowings from a line of credit. During the year ended December 31, 2000, the Company received net proceeds of $11,544,519 from the sale of common stock, proceeds of $4,000,000 from the issuance of subordinate convertible debt, and $1,000,000 from borrowings on the convertible line of credit. This compares with net proceeds of $3,100,000 from the issuance of subordinate convertible debt and advances from stockholder of $1,541,490 for the year ended December 31, 1999. During the year ended December 31, 2000, convertible notes in the aggregate amount of $2,912,480 and loans payable in the aggregate amount of $1,402,163 were converted into common stock of the Company. This compares with the conversion of $1,014,725 in convertible notes payable and $241,490 of loans payable during the year ended December 31, 1999.

      Net cash used in operating activities was $9,494,023 for the year ended December 31, 2000, including a net loss of $20,247,205 and an increase in payables of $656,369. This compares with net cash used in operating activities of $3,719,345 for the year ended December 31, 1999, including a net loss of $4,866,687 and an increase in payables of $844,441. For the year ended December 31, 2000, the Company recorded non-cash expenses of $5,162,456 relating to the issuance of stock options to non-employee consultants, a charge of $120,000 for the beneficial conversion feature on convertible debt issued during the period, charges of $1,783,000 for the modification of conversion prices and issuance of warrants on the conversion of debt, and $2,566,185 for the amortization of the deferred interest from the issuance of detachable warrants issued during the period. This compares with non-cash transactions of $28,750 relating to the issuance of common stock for services to non-employee consultants and a charge of $125,000 for the beneficial conversion feature on convertible debt for the year ended December 31, 1999. The Company plans to increase its operating expenditures in the future in order to expand its operations. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements until late in the year 2002.

      The Company incurred net capital expenditures of $257,872 for the year ended December 31, 2000, compared with net capital expenditures of $65,581 for the year ended December 31, 1999. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

      Based on its existing working capital resources and available lines of credit, the Company anticipates that it will be able to fund operations for the next twelve months. The Company's capital requirements depend on several factors, including the success and progress of research development programs, the resources devoted to developing products, the extent to which products achieve market acceptance, and other factors. The Company has a commitment to pay the $4 million subordinated convertible debenture issued to Sands Brothers Venture Capital Associates LLC by the due date of September 24, 2001. The Company also has commitments to pay consultants and employees, under contract, for a minimum of $287,500 for the year ended December 31, 2001 and $75,000 for the year ended December 31, 2002.

      The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital except for: (i) an agreement with Constellation Tech, the Company's majority stockholder, to provide the Company with a credit line of $6,000,000 out of which the Company borrowed $1,000,000 as of December 31, 2000; and (ii) a firm offer of an equity line from an affiliate of a major investor of at least $25 million which is available to the Company at the Company's option through April 30, 2001 The Company's capital requirements depend on several factors, including the success and progress of research and development programs, the resources devoted to developing products, the extent to which products achieve market acceptance and other factors. The Company anticipates that it will require substantial additional financing to fund the Company's working capital requirements in future years. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. There can be no assurance that the Company will be able to raise additional cash if the Company's cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance. The Company believes that with the cash on hand and its available equity line, the Company has sufficient resources to fund its operations for the next year.

      The Company has been in the development stage since its inception. The Company has had no operating revenue to date, has accumulated losses of $30,918,539 and will require additional working capital to complete the Company's business development activities and generate revenue adequate to cover operating and further development expenses.

      Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 addresses certain practice issues related to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). FIN 44 applies only to companies that have chosen not to adopt SFAS 123, Accounting for Stock-Based Compensation, for transactions with employees. Among other issues, FIN 44 clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the periods after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company's adoption of FIN 44 did not have a material effect the Company's financial position or results of operations.

      During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues task Force (EITF) 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments" ("EITF No. 00-27"). EITF No. 00-27 requires the remeasurement of the original issue discount on convertible debt with characteristics similar to the convertible debt issued by the Company during years ended December 31, 2000 and 1999. This accounting change required the value of the warrants issued with the convertible debt to be included in calculating the beneficial conversion value. The adoption of EITF No. 00-27 did not have a material effect on the Company's financial position or results of operations.

Recent Sales of Unregistered Securities

      The information below relates to the Company's securities that the Company sold and that the Company did not register under the Securities Act of 1933. The share amounts and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the three-for-one forward split of C3D's common stock that took effect on January 18, 2000. In the aggregate 6,213,876 shares of C3D's common stock purchased in the sales listed below have been registered by the Company for resale by selling stockholders on Form S-1 and Form S-3.

            On September 12, 2000, the Company entered into the Common Stock Investment Agreement with Jacqueline Hershkovitz. According to the Common Stock Investment Agreement, J. Hershkovitz purchased, for aggregate cash consideration of $144,000, net of cost of financing of $6,000, (1) 14,774 shares of common stock at a price of $10.15313 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, (3) five year warrants to purchase 5,910 shares of common stock at an exercise price of $14.6656 per share, and (4) one year warrants to purchase 7,387 shares of common stock at an exercise price of $10.15313 per share. On February 14, 2001, J. Hershkovitz exercised adjustment warrants to purchase 19,704 shares of the Company's common stock for no additional consideration.

      On August 31, 2000, the Company concluded a $2,000,426 equity financing through a sale of 197,026 shares of the Company's common stock to a group consisting of the following seventeen investors: I. Nahori, Y. Hershkovitz, O. Ackerman, T. Barak, Z. Korech, T. Edri, O. Ron, E. Miro, A. Shilontchik, Y. Peleg, A. Ben-Ami, G. Altshuler, Koor Underwriters and Issuers Ltd., Menorah Gaoon Investment Ltd., Shalom and Yafa Bilgori, The Hebrew University Employee Fund, and S. Tov, collectively called Koor's Investors. In connection with this equity financing, the Company issued the following warrants to Koor's Investors:
(1) five-year warrants to purchase 78,813 shares of the Company's common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, and (3) one-year warrants to purchase 98,513 shares of common stock at the initial exercise price of $10.15313 per share. On February 14, 2001, Koor's Investors exercised adjustment warrants to purchase 243,152 shares of the Company's common stock for no additional consideration.

      In connection with the sale of the foregoing securities to Koor's Investors, Koor Underwriters and Issuers Ltd., as a broker, received warrants to purchase 295,539 shares of the Company's common stock and $80,017 (4% of the $2,000,426 purchase price) as commissions. The Company also paid a 17% Value Added Tax on the cash payments.

      On August 23, 2000, the Company entered into the Common Stock Investment Agreement with Halifax Fund, L.P., a private fund organized under the laws of the Cayman Islands, providing for the $5 million equity financing through a sale of 492,459 shares of the Company's common stock to Halifax Fund, L.P. In connection with this equity financing, the Company issued the following warrants to Halifax Fund, L.P.: (1) five-year warrants to purchase 196,984 shares of the Company's common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, and (3) one-year warrants to purchase 246,229 shares of common stock at the initial exercise price of $10.15313 per share. On September 19, 2000, the Company entered into the Letter Agreement with Halifax Fund, L.P., amending the Common Stock Investment Agreement of August 23, 2000. According to the Letter Agreement, Halifax Fund, L.P., provided to the Company an additional $5,000,000 equity financing in consideration for the same number of shares and warrants as purchased by it in connection with the first $5,000,000 financing described above. Therefore, Halifax Fund, L.P. has purchased in the aggregate (1) 984,918 shares of the Company's common stock, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, (3) five-year warrants to purchase 393,968 shares of the Company's common stock, and (4) one-year warrants to purchase 492,458 shares of the Company's common stock. The Company is in the process of negotiating certain changes to the agreements with Halifax Fund, L.P. However, the Company cannot assure that any changes to the agreements will actually occur.

      In connection with the sale of the foregoing securities to Halifax Fund, L.P., (1) The Shemano Group, Inc., as a broker, received warrants to purchase 400,000 shares of the Company's common stock and $500,000 (5% of the $10,000,000 purchase price) as commissions, and (2) Koor Underwriters and Issuers Ltd., as a broker, received warrants to purchase 200,000 shares of the Company's common stock and $200,000 (2% of the $10,000,000 purchase price) as commissions.

      On August 23, 2000, the Company entered into a certain Loan Agreement with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech"), pursuant to which Constellation Tech agreed to open a credit line of up to $6,000,000 for the Company expiring on February 23, 2001. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation Tech has the right to convert the loan amount into equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72. In connection with this credit line, Constellation Tech received a three-year warrant to purchase 20,000 shares of the Company's common stock upon signing the Loan Agreement and receives a three-year warrant to purchase 10,000 shares of the Company's common stock upon each withdrawal made by the Company from this credit line. The purchase price of the above-stated warrants is equal to 100% of the closing price of the Company's common stock on August 23, 2000, which was $11.50. Up to one year from the Company's last withdrawal from the credit line, Constellation Tech will have the right to purchase up to 539,701 shares of common stock based upon maximum withdrawals of $6,000,000 at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72, but in no instance less than $2,000,000. On August 28, 2000, the Company issued the Convertible Note to Constellation Tech in the principal sum of $1,000,000.

On March 11, 2001, the line of credit with Constellation Tech was amended such that the $6,000,000 would be available until December 31, 2001, with a maximum draw down or balance limit of $1,000,000 for any consecutive 30-day period. No additional withdrawals were made through the expiration date of this agreement.

      On August 22, 2000, in consideration of the assignment of patents to the Company by Mr. Schwartz and Reflekt Technology, Inc., a Massachusetts corporation, of which Mr. Schwartz is the President, sole director and sole stockholder, the Company granted jointly to Mr. Schwartz and Reflekt Technology, Inc. a warrant to purchase 10,000 shares of the Company's common stock. The exercise price of the warrant shares is $11.25 per share. The warrant will terminate on August 22, 2004.

      On August 18, 2000, the Company granted Blank Rome Comisky & McCauley LLP a warrant to purchase 5,555 shares of the Company's common stock in order to reduce the amount of the Company's outstanding legal fees due to Blank Rome Comisky & McCauley LLP by Fifty Thousand Dollars ($50,000.00). Blank Rome Comisky & McCauley LLP has served as the Company's legal counsel. The warrant currently is exercisable at a price of $0.001 per share and will terminate on July 31, 2005.

      On August 17, 2000, the Company entered into a Common Stock Investment Agreement by which the Company sold, for aggregate cash consideration of $250,000, 25,000 shares of the Company's common stock to TCO Investment Inc., and on August 18, 2000, the Company granted warrants to purchase (1) 15,000 shares of the Company's common stock to Guldborg International at an exercise price of $11.50 per share, and (2) 10,000 shares of the Company's common stock to Farpell Inc. at an exercise price of $11.50 per share.

      On March 24, 2000, the Company issued a 10.0% Subordinated Convertible Debenture due September 24, 2001 in principal amount of $4.0 million, convertible at $17.65 per share as of the issue date, to Sands Brothers Venture Capital Associates LLC, an affiliate of Sands Brothers & Co., Ltd. ("Sands Brothers"). In connection with such debenture, the Company agreed to issue to Sands Brothers warrants to purchase 1,050,000 shares of the Company's common stock at an exercise price of $3.67 per share and warrants to purchase 2,400,000 shares of the Company's common stock at an exercise price of $15.13 per share. Both sets of warrants, if enforceable by their terms, expire on December 1, 2004. Such Warrants are in dispute. See "Legal Proceedings" and "Management Discussion and Analysis of Financial Condition and Results of Operations."

      On November 8, 1999, the Company issued 7,500 shares of common stock, which the Company valued at $28,750 to a non-employee consultant as consideration for services rendered.

      On November 1, 1999, the Company issued an aggregate of 25,509 shares of common stock to an investor for a total purchase price of $125,000. In connection with such subscription, the Company paid a commission in the amount of $25,000 to Challis International Limited.

      On December 24, 1999, the Company issued $1,600,000 of convertible subordinated debt to Winnburn Advisory. On August 23, 2000, Winnburn Advisory agreed to convert the outstanding note for $1,600,000 to 166,097 shares of the Company's common stock, five-year warrants to purchase 66,439 shares of the Company's common stock at an exercise price of $14.6656 per share, and one-year warrants to purchase 83,048 shares of the Company's common stock at an exercise price of $10.15313 per share.

      On November 11, 1999, the Company issued $500,000 of convertible subordinated debt to Wilbro Nominees Limited. On October 12, 2000, the Company converted this loan into 49,500 shares of the Company's common stock and one-year warrants to purchase 15,000 shares of the Company's common stock at an exercise price of $10.15313. Moorwood Investment Limited, a British Virgin Islands company (Moorwood), arranged the financing, and in consideration therefore, received a fee of $100,000 and warrants to purchase up to 300,000 shares of common stock at an exercise price of $3.33 per share, provided that, among other conditions, Moorwood successfully placed financing in an aggregate amount of $2,500,000 by December 16, 1999. Moorwood placed only $500,000 in financings by that date.

      On October 29, 1999 and November 18, 1999, the Company issued $300,000 and $1 million promissory notes to EpiCenter Venture Finance Ltd. On August 23, 2000, the lender agreed to convert the outstanding notes for $1,300,000 to 138,102 shares of the Company's common stock, five-year warrants to purchase 55,241 shares at an exercise price of $14.6656, and one-year warrants to purchase 69,051 shares at an exercise price of $10.15313.

      On October 1, 1999, among other undertakings, the Company issued 29,250,000 shares of its common stock to Constellation 3D Technology Limited as consideration for the sale of certain assets of Constellation 3D Technology Limited.

      On August 10, 1999, the Company issued $1 million of convertible subordinated debt to Seattle Investments LLC. On October 22, 1999, the investor converted its note due December 31, 1999 and related accrued interest into 608,835 shares of the Company's common stock.

      On December 2, 1998, the Company entered into the $600,000 Loan Conversion Rights Agreement with Argotec Ltd./Formula Ventures Ltd. On September 12, 2000, the Company converted the Company's loan into 380,000 shares of the Company's common stock issued to Formula Ventures L.P. (242,326 shares), FV-PEH L.P. (68,628 shares), and Formula Ventures (Israel) L.P. (69,046 shares).

      The sale and issuance of the foregoing securities were believed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Regulation D as transactions not involving any public offering. The recipients represented their status as accredited investors at the time of subscription and their intention to acquire securities for investment purposes only and not with a view to distribution thereof. Appropriate legends were affixed to stock certificates issued in such transactions and all recipients had adequate access to information about the Company.

      On May 7, 1999, the Company issued 1,359,765 shares of its common stock at an aggregate offering price of $1,813,020 to twenty-five individuals and entities then residing outside of the United States pursuant to Regulation S under the Securities Act.

      On March 24, 1999, the Company issued 9,375,000 shares of its common stock at an aggregate offering price of $250,000 to sixteen individuals and entities pursuant to Rule 504.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

      The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. The Company believes its exposure to market risk fluctuates for these investments is not material as of December 31, 2000.

      The Company invests its periodic excess in cash in financial instruments that potentially subject the Company to concentrations of credit risk. The Company places its temporary excess cash investments in high quality short-term money market instruments through high quality credit financial institutions. At times, such investments may be in excess of the FDIC insurance limit. A significant portion of the Company's cash is in one institution.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the financial statements listed under the heading "Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Barry L. Friedman, P.C., Certified Public Accountant, resigned as the Company's auditor effective October 19, 1999 due to the Company's need to begin filing financial reports pursuant to the Exchange Act in order to continue the quotation of the Company's common stock on the NASD's Over-the-Counter Bulletin Board. Barry L. Friedman, P.C. served as the Company's auditor prior to October 1, 1999. The Company engaged BDO International as the Company's principal auditor and the principal auditor of the Company's subsidiaries in October 1999. BDO International served as the Company's principal auditor and the Company's subsidiaries' principal auditor in 1999. BDO Seidman, LLP, a member firm of BDO International, served as the Company's principal auditor in 2000.

      Mr. Friedman's report on the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company's Board of Directors ratified Mr. Friedman's resignation and the appointment of BDO International and BDO Seidman, LLP as the Company's auditors on September 19, 2000. At the Annual Meeting of Stockholders held on January 30, 2001, the stockholders of the Company ratified the appointment of BDO Seidman, LLP as the Company's auditors.

      During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation of Mr. Friedman, there were no disagreements with Mr. Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, as well as no reportable events as described in the rules of the SEC.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Name                                         Age       Position
---------------------------------------      ---       -----------------------------------------------
Professor Eugene Levich................      52        Chairman of the Board of Directors,  President,
                                                       and Chief Executive Officer

Leonardo Berezowsky....................      43        Member of the Board of Directors, Senior Vice
                                                       President of Finance, and Chief Financial
                                                       Officer

Michael Goldberg.......................      51        Member of the Board of Directors, Secretary,
                                                       Director of Legal Affairs, and Chief Operating
                                                       Officer (interim)

Lev Zaidenberg.........................      46        Member of the Board of Directors and Director
                                                       of Business Development

Stuart Garawitz........................      45        Member of the Board of Directors

Val Mandel.............................      47        Member of the Board of Directors

Joseph Shefet..........................      58        Member of the Board of Directors

      The terms of all directors expire at the Annual Meeting at which stockholders will elect directors.

      None of C3D's directors or executive officers is a party to any arrangement or understanding with any other person with respect to nomination as a director. There is no relationship by blood, marriage or adoption, not more remote than first cousin, between any of the Company's directors or executive officers.

      Information concerning each director's business history and experience is set forth below:

      Professor Eugene Levich

      Professor Eugene Levich serves as the President, Chief Executive Officer and Chairman of the Company's Board of Directors. C3D appointed him President and Chief Executive Officer effective April 19, 1999. He became a member of the Board of Directors effective April 19, 1999, and Chairman of the Board of Directors effective August 22, 2000. Professor Levich received a M.Sc. in Physics from Moscow University in 1968 and a Ph.D. in Theoretical Physics from the Landau Institute in 1970. He has served in varying academic capacities at a range of research institutions, including Harvard University, as Visiting Fellow; Oxford University, as Senior Visiting Fellow at the Department of Theoretical Physics at Magdalene College three times; City University of New York, as Professor at the Faculties of Physics and Engineering; the Weizman Institute of Sciences, as Associate Professor at the Department of Nuclear Physics; and Tel-Aviv University Faculty of Engineering, as Visiting Professor. From 1996 until 1998, Professor Levich worked as President of Memde Ltd. Professor Levich has authored over 28 patents and has published over 90 papers in the fields of astrophysics, plasma turbulence and chaos, nonlinear phenomena in optics and turbulence in fluids. His most recent scientific contribution in the field of turbulence control was in cooperation with Professor D. ter Haar, Professor Emeritus of Oxford University, and entitled "The Origin of Coherence in Turbulence."

      Since inception, Professor Levich has been the President of Constellation Group Investments Inc. since its inception. Constellation Group Investments Inc., which indirectly has been able to control the voting and disposition of 67.4%, of C3D's common stock at December 31, 2000. It is a holding company for high-tech enterprises.

      Since inception, Professor Levich has served as the Chairman of the Board of Directors of Constellation 3D Technology Limited, the beneficial owner of 67.4% of C3D's common stock at December 31, 2000.

      Since inception, Professor Levich has served as the Chairman of United European Enterprises Ltd., the beneficial owner of 67.4% of C3D's common stock at December 31, 2000

      Professor Levich is the Operating Manager, President, Treasurer, and Secretary of TriDStore IP, L.L.C., one of C3D's wholly owned subsidiaries. Professor Levich has served as the Operating Manager, the Treasurer and Secretary of TriDStore IP, L.L.C. since May 14, 1999. Professor Levich has been the President of TriDStore IP, L.L.C. since October 16, 1998.

      Professor Levich also serves as the Chairman of the Board of Directors of C-TriD Israel Ltd., one of C3D's wholly owned subsidiaries, since April 1, 1999.

      Professor Levich serves as the President and Secretary of TriD SV, Inc., a non-operating C3D wholly-owned subsidiary. Professor Levich has been the President and the Secretary of TriD SV, Inc. since August 11, 1998. Professor Levich has also served as a director of TriD SV, Inc. since August 11, 1998.

      Since its inception, Professor Levich has served as the Chairman of the board of Velor Incorporated, a C3D subsidiary.

      Professor Levich has been a Manager of Constellation 3D Trust LLC, one of C3D's wholly owned subsidiaries, since February 10, 2000.

      Leonardo Berezowsky

      Leonardo Berezowsky serves as C3D's Senior Vice President of Finance, Chief Financial Officer, and a member of the Board of Directors. He became Senior Vice President of Finance and Chief Financial Officer effective November 5, 1999. He became a member of the Board of Directors effective December 28, 2000. Mr. Berezowsky received a B.A. in Economics in 1980, a B.A. in Computer Sciences in 1981, and an M.A. in Economics in 1982 from the Hebrew University in Jerusalem. From 1987 to 1994, he worked as Chief Financial Officer of Solmecs, a company engaged in research and development in the energy field. In 1995 he served as Chief Operating Officer of C. Multiprocessing Technologies Ltd., a software development company. From 1996 until June 2000, he served as Chief Operating Officer of Mutek Solutions Ltd., a software company with headquarters in Israel and subsidiaries in the United States and Germany, and as director of Mutek Solutions Inc., a company related to Mutek Solutions Ltd. Starting July 2000, Mr. Berezowsky has devoted his time exclusively to C3D's affairs.

      Since its inception, Mr. Berezowsky has been the Chief Operating Officer of Constellation Group Investments Inc., the beneficial owner of 67.4% of C3D's common stock at December 31, 2000. Mr. Berezowsky has served as the Chief Operating Officer of C-TriD Israel Ltd., one of C3D's wholly owned subsidiaries, since 1999.

      Michael Goldberg

      Michael Goldberg serves as the Secretary, Director of Legal Affairs, interim Chief Operating Officer and member of the Board of Directors of C3D. He became the Secretary effective August 9, 1999, the Director of Legal Affairs effective March 8, 1999 and the interim Chief Operating Officer effective February 3, 2000. He became a member of the Board of Directors effective April 19, 1999. Mr. Goldberg graduated as Asper Fellow from the University of Maryland Law School in 1974. Since 1990, he has been serving as Chairman and Chief Executive Officer of Rx Medical Services Corp., a medical company that manages and owns a small rural hospital and some outpatient surgery centers. On average, Mr. Goldberg spends no less than thirty-five (35) hours per week devoted exclusively to C3D's affairs.

      Mr. Goldberg has been a Manager of Constellation 3D Trust LLC, one of C3D's wholly owned subsidiaries, since March 2, 2000. Mr. Goldberg has served as the Treasurer and the Secretary of Velor Incorporated, one of C3D's subsidiaries, since February 8, 2001.

      Since its inception, Mr. Goldberg has served as director of Velor Incorporated, a C3D subsidiary.

      Lev Zaidenberg

      Lev Zaidenberg serves as a member of the Company's Board of Directors and the Company's Director of Business Development. He became a member of the Board of Directors effective April 19, 1999. Mr. Zaidenberg became C3D's Director of Business Development effective September 3, 2000. Mr. Zaidenberg received a B.Sc. in Applied Mathematics and a M.Sc. in Information Systems and Business Administration from Tel-Aviv University. From 1988 to 1994, he was a partner and VP executive at DCL Systems Engineering Ltd., responsible for the development and marketing of advanced computer products in various fields, including financial trading and molecular modeling. Since 1984, he has served as a consultant to the Israeli Defense Forces in computer auditing and security. From January 1996 until August 2000, Mr. Zaidenberg was the Chief Executive Officer and President of Mutek Solutions Ltd., a software company with headquarters in Israel and subsidiaries in the United States and Germany. Mr. Zaidenberg is presently Chairman of the Board of Mutek Solutions Ltd. and of Visson Enterprises Ltd., a company developing foldable information displays. Mr. Zaidenberg is also the Chairman of the Board of Autocryptum Ltd., a company developing computer security systems.

      Since its inception, Mr. Zaidenberg has been the President and a director of United European Enterprises Ltd., which indirectly controls the voting and disposition of 67.4% of C3D's common stock at December 31, 2000. United European Enterprises Ltd. is a holding company.

      Mr. Zaidenberg has been a director of Constellation 3D Technology Limited, the beneficial owner of 67.4% of C3D's common stock at December 31, 2000, since its inception.

      Since inception, Mr. Zaidenberg has served as a Chairman of the Board of Directors of Constellation Group Investments Inc., which indirectly controls the voting and disposition of 67.4% of C3D's common stock at December 31, 2000.

      Mr. Zaidenberg has been the Treasurer and a director of TriD SV, Inc., a non-operating C3D wholly owned subsidiary, since August 11, 1998.

      Mr. Zaidenberg has been a director of C-TriD Israel Ltd., one of C3D's wholly owned subsidiaries, since 1996.

      Since its inception, Mr. Zaidenberg has served as director of Velor Incorporated, a C3D subsidiary.

      Stuart Garawitz

      Stuart Garawitz is a member of the Company's Board of Directors. He became a member effective May 26, 2000. Mr. Garawitz graduated from Penn State University in 1977 with a B.S. degree in business with majors in finance and marketing. From 1992 until 1996, Mr. Garawitz was the managing director of Laidlaw Equities, a New York Stock Exchange Member Firm. From 1996 until 1998, Mr. Garawitz worked at Robb, Peck, McCooey as a managing director. From 1998 until December 1999, Mr. Garawitz worked at Oppenheimer & Co., a brokerage firm, as an executive director of the Private Client Division. Since January 2000, Mr. Garawitz has been a partner at M.S. Farrell & Co., an investment banking and money management firm.

      Val Mandel

      Val Mandel is a member of the Company's Board of Directors. He became a member effective May 26, 2000. Mr. Mandel received a B.S. in Engineering from the Moscow Civil Engineering College in 1975 and a J.D. degree from the Rutgers University School of Law in 1986. Mr. Mandel was a partner at Hellring Lindeman Goldstein & Siegal, a New Jersey law firm, from 1994 until 1997. Since October 1997, Mr. Mandel has been practicing law in his own law firm -- Val Mandel, P.C.

      Joseph Shefet

      Joseph Shefet is a member of the Company's Board of Directors. He became a member of the Board of Directors effective May 26, 2000. Mr. Shefet received a B.S. in Law in 1966 and a Master's Degree in Business Administration in 1968 from the Hebrew University in Jerusalem. Mr. Shefet is a Certified Public Accountant in Israel and an attorney who is a member of the American Bar Association and the Israeli Bar Association. Since 1976, Mr. Shefet has been a senior partner in Shaham-Shefet, a law firm specializing in international taxation.

Executive Officers

Name                            Age    Position
-----------------------------   ---    ---------------------------------
Vladimir Schwartz ...........    48    Chief Technical Officer (interim)
Ronen Yaffe .................    30    Treasurer
Craig Weiner ................    34    General Counsel

      Information concerning the business history and experience of V. Schwartz,
C. Weiner and R. Yaffe is set forth below:

      Vladimir Schwartz

      Vladimir Schwartz serves as the Company's Chief Technical Officer (interim). He became Chief Technical Officer (interim) effective July 6, 2000. Mr. Schwartz received a M.Sc. in Mechanical Engineering from the Odessa College of Marine Engineering in the Ukraine. From 1993 until April 2000, Mr. Schwartz served as Engineer of Reflekt Technology, Inc., a Massachusetts company engaged in the design and manufacturing of optical disc replication equipment. Mr. Schwartz serves as the President of Reflekt Technology, Inc. Since April 2000, Mr. Schwartz has been President and Chief Executive Officer of FMD&E, Inc., one of C3D's wholly owned subsidiaries. Since February 8, 2001, Mr. Schwartz has served as President of Velor Incorporated, one of C3D's subsidiaries.

      Ronen Yaffe

      Ronen Yaffe serves as the Company's Treasurer. He became Treasurer effective November 5, 1999. From 1994 to 1998, he was a Manager for Deloitte Touche Tohmatsu International Israel Ltd., where he oversaw the audit of Israeli high-tech public and private companies and advised such companies regarding Enterprise Resource Providers. He also led the process of integrating Deloitte Touche's accounting software into Deloitte Touche's Israeli operations. In August 1996, he graduated from the School of Business Administration at the College of Management located in Tel Aviv, Israel. In 1998, he became a Certified Public Accountant. Since June 1998, Mr. Yaffe has been the Chief Financial Officer and Vice President, and as Chief Executive Officer since October 25, 2000, of C-TriD Israel Ltd., one of C3D's wholly-owned subsidiaries. Mr. Yaffe has also served as a director of C-TriD Israel Ltd. since 1999.

      Craig Weiner

      Craig Weiner serves as the Company's General Counsel. He became General Counsel effective January 9, 2001. Mr. Weiner received his law degree from Albany Law School in 1991 and a Bachelor of Science in Economics from Lehigh University in 1988. He is licensed as an attorney in the State of New York and is a member of the New York City Bar Association. From 1998 to 2001, he was associated with Thelen Reid & Priest LLP, where he was a member of the Firm's Technology and Intellectual Practice Group and advised public and private companies on intellectual property licensing and litigation. From 1996 to 1998 he was the general counsel for Armenter Cigar Holdings, Inc., a private holding company with operations in the United States, Central America and the Far East. From 1994 to 1996, Mr. Weiner was a corporate associate with the law firm of Phillips Nizer Benjamin Krim & Ballon LLP in New York City. From 1991 to 1994, Mr. Weiner was associated with the law firm of Rubin Baum Levin Constant & Friedman LLP in New York City.

Compensation Committee Interlocks and Insider Participation

      The Company's Compensation Committee consists of Michael Goldberg and Lev Zaidenberg. Michael Goldberg and Lev Zaidenberg became members effective June 17, 1999 and have continued in office since that date. Michael Goldberg has been the Company's Secretary since August 9, 1999, the Company's Director of Legal Affairs since March 8, 1999, and the Company's Chief Operating Officer (interim) since February 3, 2000. Mr. Goldberg has served as the Treasurer and the Secretary of Velor Incorporated, one of C3D's subsidiaries, since February 8, 2001. Lev Zaidenberg has been the Director of Business Development of the Company since September 3, 2000 and has served as the Treasurer of TriD SV, Inc., one of C3D's wholly owned subsidiaries, since August 11, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16 of the Securities Exchange Act of 1934, as amended, requires that the officers and directors of C3D, as well as persons who own more than 10% of a class of equity securities of C3D, file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with C3D and the SEC. Based upon representations received by C3D from its current officers, directors, and 10% beneficial owners, and the reports filed with the SEC during 2000, the Company believes that all such filings required during 2000 were made on a timely basis, except that (1) Constellation 3D Trust LLC filed one late Form 4 in connection with the issuance of 5,000,000 (Five Million) shares of common stock by C3D, (2) Michael Goldberg filed Form 5, as a late Form 4 filing, to report certain sales of the common stock in March - May 2000, and
(3) Constellation Group Investments Inc. filed Form 5, as a late Form 4 filing, to report the distribution of the Company's common stock by Constellation 3D Technology Limited to some of its stockholders in exchange for shares of common stock of Constellation 3D Technology Limited in May 2000. Constellation Group Investments Inc. is the beneficial owner of

54.9% of the voting shares of United European Enterprises Ltd. that is the beneficial owner of 55.5% of the voting shares of Constellation 3D Technology Limited that is the beneficial owner of 67.4% of the C3D's common stock.

ITEM 11 EXECUTIVE COMPENSATION

Director Compensation

      C3D HAS ADJUSTED THE AMOUNTS OF THE SHARES OR OPTIONS ISSUED OR GRANTED PRIOR TO JANUARY 18, 2000 AND MENTIONED IN THIS DISCUSSION OF DIRECTOR COMPENSATION DUE TO THE THREE-FOR-ONE FORWARD SPLIT OF ITS COMMON STOCK THAT TOOK EFFECT JANUARY 18, 2000.

      For past services by Itzhak Yaakov, a former director of C3D, starting July 1999, Yaakov Consultants, of which Itzhak Yaakov is the sole owner, received a monthly fee of $5,000 until C3D received an investment of $2 million, and thereafter, $10,000 per month until the arrangement was terminated on August 22, 2000. There is no written contract for this arrangement. In addition, for past services as a director, on March 8, 1999, the Company's Board authorized the grant of 150,000 shares of the common stock and an option to purchase 300,000 shares of the common stock at an exercise price of $1.33 per share for an exercise period of five (5) years to Itzhak Yaakov. Itzhak Yaakov exercised this option on December 7, 2000. On May 15, 2000, C3D granted to Itzhak Yaakov, an option to purchase 90,000 shares of the Company's common stock at an exercise price of $10.69 per share. The option vested immediately after the date of the grant. Itzhak Yaakov resigned from the Board of Directors effective August 22, 2000. Itzhak Yaakov failed to exercise his option to purchase 90,000 shares upon his resignation from the Board of Directors of the Company.

      For past services as a director, on March 8, 1999, the Board authorized the grant of 150,000 shares of common stock and an option to purchase 225,000 shares of the common stock at an exercise price of $1.33 per share for an exercise period of five (5) years to Michael Goldberg. The issuance of the 150,000 shares occurred on December 7, 1999, and the grant of an option occurred on December 27, 1999.

      Options granted to Eugene Levich, Michael Goldberg, Lev Zaidenberg, and Leonardo Berezowsky on May 15, 2000 are described in the Individual Option Grants Table below.

      On November 9, 2000, C3D granted options to purchase 5,000 shares of the common stock at an exercise price of $1 per share to each of the following directors: Val Mandel, Joseph Shefet, and Stuart Garawitz. These options were not granted under the 1999 Stock Option Plan. These stock options vest on May 26, 2001 and expire on May 26, 2006.

      During the year ended December 31, 2000, a company for which Joseph Shefet is a principal received approximately $8,000 in consulting fees.

Executive Compensation

      Except for Eugene Levich, Leonardo Berezowsky, Michael Goldberg, and Lev Zaidenberg, none of C3D's executive officers had, as one of C3D's executive officers, a total annual salary and bonus exceeding $100,000 for fiscal year 2000. There is no additional individual who would have been one of C3D's other most highly compensated executive officer through the end of fiscal year 2000.

Summary Compensation Table


                                                                                             Long-Term
                                                           Annual Compensation              Compensation
                                                 ---------------------------------------    ------------
                                                                                             Securities
                                                                                             Underlying
            Name and                 Fiscal                                 Other Annual    Stock Option
       Principal Position             Year        Salary         Bonus      Compensation       Grants
---------------------------------    -------     --------        -----      ------------    ------------
Professor Eugene Levich,
Chief Executive Officer and            2000      $180,000                           --          450,000
President (2)
                                       1999      $105,000                           --               --

                                       1998      $ 65,000                      $20,000(1)            --
                                                  (approx.)                    (approx.)
Leonardo Berezowsky
Senior Vice President of Finance       2000      $120,000                           --          150,000
And Chief Financial Officer(2)
                                       1999      $ 70,000                           --               --
                                       1998      $     --                           --               --
Michael Goldberg                       2000      $120,000                           --          150,000
Chief Operating Officer (Interim)
                                       1999      $ 70,000                    $200,000(3)        225,000
                                       1998      $     --                                            --
Lev Zaidenberg
Director        of       Business      2000      $120,000                           --           90,000
Development(2)
                                       1999      $ 70,000                           --               --
                                       1998      $     --                           --               --

----------

(1) Until the end of 1998, neither Constellation 3D Technology Limited, Constellation 3D Holdings Limited nor C3D directly compensated Professor Levich for his position as an officer. However, in 1998 and 1997, Constellation 3D Holdings Limited paid management fees to Constellation Memory Division ("CMD"), a Nevis company, which transferred, among other amounts, approximately $85,000 to Memde Israel Ltd. ("Memde"), an Israeli company related to CMD. This $85,000 was paid by Memde as compensation, including non-salary and non-bonus compensation, to Professor Levich, who was then a principal and the president of Memde.

(2)   In 1999, C3D paid $100,000 and, in 1998, C3D paid $400,000 to
      Constellation Memory Division, for the services of a number of persons, including E. Levich, L. Berezowsky, and L. Zaidenberg.

(3) $200,000 represents the value of 150,000 shares of C3D's common stock authorized to be granted to Michael Goldberg on March 8, 1999.

Stock Option Tables

      The following table sets forth certain information regarding options granted during 2000 for each of the executive officers named in the Summary Compensation Table.

                        Individual Option Grants in 2000

                                  Number of        % of Total
                                 Securities         Options                                   Black-Scholes
                                 Underlying        Granted to                                  Grant Date
                                   Options        Employees in   Exercise                     Present Value
             Name                  Granted         Fiscal Year    Price    Expiration Date          (1)
------------------------------   ----------       ------------   --------  ---------------    -------------
Eugene Levich.................     450,000             7.9%      $ 10.69     May 15, 2005       $3,306,000
Leonardo Berezowsky...........     150,000             2.6%      $ 10.69     May 15, 2005        1,102,000
Michael Goldberg..............     150,000             2.6%      $ 10.69     May 15, 2005        1,011,000
Lev Zaidenberg................      90,000             1.6%      $ 10.69     May 15, 2005          662,000

(1) In accordance with SEC rules, the Black-Scholes option-pricing model was chosen to estimate the grant date present value of the options set forth in this table. C3D's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about future movement of the stock price. The assumptions used in the model were expected volatility of 80%, weighted average risk-free rates of return of 6.52%, dividend yield of 0%, and the weighted average expected life of
      4.80 years. The real value of the options in this table depends upon the actual performance of C3D's common stock during the applicable period.

      The following table sets forth certain information regarding individual exercises of stock options during 2000 by each of the executive officers named in the Summary Compensation Table.

Aggregated Stock Option Exercises in 2000 and Year-End Stock Option Values

                                                                    Number of Securities
                                      Shares                       Underlying Unexercised        Value of Unexercised in
                                    Acquired on    Value              Stock Options at           the Money Stock Options
               Name                  Exercise     Realized              Year-End 2000                at Year-End 2000
-------------------------------     -----------   --------         -------------------------     ---------------------------
                                                                  Exercisable  Unexercisable     Exercisable   Unexercisable
Eugene Levich .................          --          --             450,000          --          $3,306,000          --
Leonardo Berezowsky ...........          --          --             150,000          --           1,102,000          --
Michael Goldberg ..............          --          --             375,000          --           1,206,000          --
Lev Zaidenberg ................          --          --              90,000          --             662,000          --

Compensation Arrangements

      On July 15, 1999, Ronen Yaffe, the Company's Treasurer, entered into an employment contract with C-TriD Israel Ltd. The contract is still effective. Pursuant to the contract, as orally amended, for services as the Chief Financial Officer of C-TriD Israel Ltd., C-TriD Israel Ltd. will pay Mr. Yaffe 29,244 New Israeli Shekels (approximately U.S. $7,235 based on an October 5, 2000 interbank exchange rate of approximately 4.042 New Israeli Shekels per U.S. Dollar, without fees or surcharges) per month. In 1999, Mr. Yaffe received a bonus of $5,000 through C-TriD Israel Ltd. In addition, C-TriD will pay a bonus to Mr. Yaffe if C-TriD Israel Ltd. distributes a bonus to its employees, as determined by the Board of Directors of C-TriD Israel Ltd. and dependent on Mr. Yaffe's performance and the financial results of C-TriD Israel Ltd. and stock options in C-TriD Israel Ltd. if C-TriD Israel Ltd. adopts a stock option plan for its employees.

      On June 17, 1999, the Company's Compensation Committee set certain compensations, which, on May 11, 2000, it decided to continue. There are no written contracts for such compensations. Professor Eugene Levich, the Company's President, Chief Executive Officer, and Chairman of the Board of Directors, is to receive $15,000 per month as of June 1, 1999. Leonardo Berezowsky, the Company's Senior Vice President of Finance, Chief Financial Officer, and member of the Board of Directors, is to receive $10,000 per month. Michael Goldberg, the Company's Secretary, Director of Legal Affairs, interim Chief Operating Officer, and member of the Board of Directors, is to receive $10,000 per month. In his capacity as Director of Business Development, Lev Zaidenberg, who is also a member of the Company's Board of Directors, is to receive $10,000 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the common stock as of January 31, 2001 by each person known by the Company to own beneficially more than five percent (5%) of the issued and outstanding common stock, each of the Company's directors and executive officers, and the directors and executive officers as a group. For purposes of this table, a beneficial owner of shares of the Company's common stock includes any person who, directly or indirectly, has or shares voting power which includes the power to vote, or to direct the voting of, such shares of C3D's common stock and/or investment power which includes the power to dispose, or to direct the disposition of, such shares of C3D's common stock. The percentage of beneficial ownership, as provided in the table below, was calculated on the basis of the total of 43,192,775 shares of common stock issued and outstanding as of January 31, 2001, i.e., excluding 500,000 shares held by Constellation 3D Trust LLC since Constellation 3D Trust LLC is C3D's wholly-owned subsidiary.

          Name and Address of                                       Number of Shares
            Beneficial Owner                                       Beneficially Owned         Percent
-----------------------------------------------------------        ------------------         -------
Constellation 3D Technology Limited
235 West 76th Street, Suite 8D                                        29,119,283(2)            67.4%
New York, New York 10023

United European Enterprises Ltd.
56 Mazah Street                                                       29,119,283(2)            67.4%
Tel Aviv, Israel 55905

Constellation Group Investments Inc.
c/o Euro-American Trust and Management Services Limited
P.O. Box 3161                                                         29,119,283(2)            67.4%
Road Town, Tortola, British Virgin Islands

Markus Banzer
Gr. Bongert 9                                                         29,119,283(2)            67.4%
Triesen, Liechtenstein

Hubert Buchel
Salums 63                                                             29,119,283(2)            67.4%
Gamprin, Liechtenstein

Criterion Treuunternehmen reg.
Austr. 49                                                             29,119,283(2)            67.4%
Vaduz, Liechtenstein

          Name and Address of                                       Number of Shares
            Beneficial Owner                                       Beneficially Owned         Percent
-----------------------------------------------------------        ------------------         -------
Sands Brothers & Co., Ltd.
90 Park Avenue                                                         3,676,629(3)             7.8%
New York, NY 10016

Professor Eugene Levich(1)                                            29,570,783(4)            67.7%

Lev Zaidenberg(1)                                                     29,210,433(5)            67.4%

Leonardo Berezowsky(1)                                                29,270,633(6)            67.5%

Michael Goldberg(1)                                                      518,300(7)             1.2%

Ronen Yaffe(1)                                                           230,000(8)             *

Vladimir Schwartz (1)                                                    150,000(9)             *

Val Mandel(1)                                                                 45(10)            *

Stuart Garawitz(1)                                                             0(11)            0

Joseph Shefet(1)                                                               0(12)            0

All directors and executive officers as a group                       30,711,628(13)           68.8%

----------
      *Beneficial ownership of less than 1%.

      (1) The business address of such person is 230 Park Avenue, Suite 453, New York, New York 10169.

      (2) Constellation 3D Technology Limited, a British Virgin Islands company, is the beneficial owner of 29,119,283 shares (the "Shares") of the Company's common stock, representing 67.4% of the class, of which 30,000 shares are issuable upon the exercise of warrants that are exercisable within 60 days of January 31, 2001. United European Enterprises Ltd., a Nevis company, owns approximately 55.5% of the voting shares of Constellation 3D Technology Limited. Constellation Group Investments Inc., a British Virgin Islands company, owns approximately 54.9% of the voting shares of United European Enterprises Ltd. Markus Banzer, Hubert Buchel and Criterion Treuunternehmen reg., as the sole three trustees of the Alex-L Foundation, the Lion & Heart Foundation and Lediligi Foundation, three Liechtenstein trusts, have, through these trusts, beneficial ownership of all of the voting shares of Constellation Group Investments Inc. No individual, trust or business entity controls the three trustees.

      (3) 3,676,629 shares represent (a) 3,450,000 shares of common stock issuable upon the exercise of warrants which are exercisable by Sands Brothers & Co., Ltd. within 60 days of January 31, 2001 if the agreements governing such warrants, as amended, are enforceable by their terms and (b) 226,629 shares of common stock which may be acquired by Sands Brothers Venture Capital Associates LLC, of which Sands Brothers & Co., Ltd. is member manager, within 60 days of January 31, 2001 upon the conversion of the debenture in the principal amount of $4,000,000 (Four Million Dollars). The Warrants are in dispute. See "Legal Proceedings" and "Management Discussion and Analysis of Financial Condition and Results of Operations."

      (4) Professor Levich is the Chairman of the Company's Board of Directors, the Company's Chief Executive Officer and President and a director and/or executive officer of Constellation 3D Technology Limited, United European Enterprises Ltd. and/or Constellation Group Investments Inc. Certain members of Professor Levich's family are among the beneficiaries of the Alex-L Foundation. See footnote (2). 29,570,783 shares represent 29,119,283 shares and warrants owned by Constellation 3D Technology Limited, 1,500 shares owned by Professor Levich, and 450,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of January 31, 2001.

      (5) Mr. Zaidenberg is a member of the Company's Board of Directors, Director of Business Development, and a director and/or executive officer of Constellation 3D Technology Limited, United European Enterprises Ltd. and/or Constellation Group Investments Inc. Certain members of Mr. Zaidenberg's family are among the beneficiaries of the Lion & Heart Foundation. See footnote (2). 29,210,433 shares represent 29,119,283 shares and warrants owned by Constellation 3D Technology Limited, 1,150 shares owned by Mr. Zaidenberg, and 90,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of January 31, 2001.

      (6) Mr. Berezowsky is the Company's Senior Vice President of Finance, Chief Financial Officer, member of the Board of Directors, and an executive officer of Constellation Group Investments Inc. and Constellation 3D Technology Limited. Mr. Berezowsky and certain members of his family are among the beneficiaries of the Lediligi Foundation. See footnote (2). 29,270,633 shares represent 29,119,283 shares and warrants owned by Constellation 3D Technology Limited, 1,350 shares owned by Mr. Berezowsky, and 150,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of January 31, 2001.

      (7) Mr. Goldberg is the Company's Secretary, Director of Legal Affairs, interim Chief Operating Officer, and member of the Company's Board of Directors. 518,300 shares represent 143,300 shares of common stock issued and outstanding and 375,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of January 31, 2001.

      (8) Mr. Yaffe is the Company's Treasurer. 230,000 shares represent 230,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of January 31, 2001. Mr. Yaffe was granted an additional option to purchase 100,000 shares of C3D which vests on December 29, 2001.

      (9) Mr. Schwartz is the Company's interim Chief Technical Officer. 150,000 shares represent 150,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of January 31, 2001.

      (10) Mr. Mandel is a member of the Company's Board of Directors. His wife owns 45 shares of common stock. Mr. Mandel was granted an option to purchase 5,000 shares of C3D's common stock. This option vests on May 26, 2001.

      (11) Mr. Garawitz, a member of the Company's Board of Directors, was granted an option to purchase 5,000 shares of C3D's common stock. This option vests on May 26, 2001.

      (12) Mr. Shefet, a member of the Company's Board of Directors, was granted an option to purchase 5,000 shares of C3D's common stock. This option vests on May 26, 2001.

      (13) 30,711,628 shares include (a) 147,300 shares of common stock owned by Messrs. Levich, Zaidenberg, Berezowsky, and Goldberg total, (b) 1,445,000 shares of common stock issuable upon the exercise by Messrs. Levich, Zaidenberg, Berezowsky, Goldberg, Yaffe, and Schwartz of options which are exercisable within 60 days of January 31, 2001, (c) 45 shares owned by Mr. Mandel's wife, and (d) 29,119,283 shares of common stock over which Constellation 3D Technology Limited, United European Enterprises Ltd., Constellation Group Investments Inc., and the trustees of certain trusts have direct or indirect voting and/or investment power. See footnote (2).

Change of Control of C3D

      On October 1, 1999, C3D purchased certain assets of Constellation 3D Technology Limited ("Constellation Tech") for total consideration of 29,250,000 shares of common stock and C3D's assumption of certain liabilities and obligations of Constellation Tech (the "Acquisition").

      In the Acquisition, C3D acquired the following assets:

      o Constellation Tech's then sole existing membership interest in TriDStore IP, L.L.C.;

      o all of the issued and outstanding ordinary shares of Constellation 3D Vostok;

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

      TriD Store Vostok is a Russian company formed on January 15, 1999. The Company conducts its Russian operations through TriD Store Vostok. On October 2, 2000, TriD Store Vostok changed its name to Constellation 3D Vostok.

      C-TriD Israel Ltd. is an Israeli company formed on December 2, 1996. C3D is the record owner of 99 of 100 allotted ordinary shares but is the beneficiary of all 100 allotted ordinary shares, one of which is held in trust for C3D by Rapids Trusts Ltd., an Israeli trust. The Company conducts its Israeli operations through C-TriD Israel Ltd.

      TriD SV, Inc. is a Delaware corporation formed on August 10, 1998. As of January 31, 2001, TriD SV, Inc. has had no operations.

      C3D does not know of any arrangements, including any pledge by any person of securities of C3D, the operation of which may at a subsequent date result in a change in control of C3D.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On February 8, 2000, C3D formed Constellation 3D Trust LLC, a Delaware limited liability company that it wholly owns. C3D then issued 10,500,000 shares of common stock to Constellation 3D

Trust LLC as a capital contribution and later cancelled all but 500,000 of the shares. Constellation 3D Trust LLC intends to use the 500,000 shares to raise debt or equity capital and contribute the proceeds thereof to C3D, which proceeds will be used for general corporate purposes. There is no assurance that the issuance of the shares will result in the raising of any debt or equity capital.

      On August 22, 2000, C3D granted to both Vladimir Schwartz, the Company's interim Chief Technical Officer and Reflekt Technology, Inc., a Massachusetts corporation ("Reflekt") of which Mr. Schwartz is President, sole director and sole stockholder, a warrant to purchase 10,000 shares of C3D's common stock at an exercise price of $11.25 per share in exchange for certain patents owned in whole or in part by Mr. Schwartz or Reflekt. Mr. Schwartz or Reflekt may exercise the warrant after August 21, 2001. The last sales price of C3D's common stock was $11.25 per share on August 22, 2000.

      On the same day, C3D also granted to Mr. Schwartz options to purchase 390,000 shares of C3D's common stock at the same exercise price. Mr. Schwartz may exercise an option to purchase 150,000 shares at any time. Mr. Schwartz may exercise an option to purchase the remaining 240,000 shares after August 21, 2001.

            On August 23, 2000, C3D received a $6,000,000 line of credit from Constellation 3D Technology Limited, a beneficial owner of 67.4% of C3D's common stock expiring on February 23, 2001. On August 28, 2000, C3D borrowed $1,000,000 under the line of credit. In connection with this credit line, Constellation 3D Technology Limited received a three-year warrant to purchase 20,000 shares of common stock upon signing the Loan Agreement and a three year warrant to purchase 10,000 shares of common stock upon the first withdrawal from the credit line. The purchase price of these warrants is equal to 100% of the closing price of common stock on August 23, 2000, which was $11.50 per share. Up to one year from the Company's last withdrawal from the credit line, Constellation Tech will have the right to purchase up to 539,701 shares of common stock based upon maximum withdrawals of $6,000,000 at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72, but in no instance less than $2,000,000. On March 11, 2001, the line of credit with Constellation 3D Technology Limited was amended such that the $6,000,000 would be available until December 31, 2001, with a maximum limit of $1,000,000 for any consecutive 30 day period. No additional withdrawals were made through the expiration date of this agreement.Itzhak Yaakov, a former director of the Company, resigned on August 22, 2000. Mr. Yaakov, through his wholly owned consulting company, Yaakov Consultants, earned $62,097 in consulting fees while he served as a director of the Company. As of December 31, 2000, $12,097 was still payable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      1. The following financial statements of the Registrant and the Report of Independent Certified Public Accountants thereon are included herewith in Item 8 above:

                                                                          Page
Report of Independent Certified Public Accountants ................       F-1
Report of Independent Public Accountants ..........................       F-2
Consolidated Balance Sheets .......................................       F-3
Consolidated Statements of Operations                                     F-4
Consolidated Statement of Changes in Stockholders' Equity .........       F-5
(Deficit)
Consolidated Statements of Cash Flows                                     F-7
Notes to Financial Statements .....................................       F-9

      2. Consolidated financial statement schedules and Report of Independent Accountants in those schedules are included as follows:

Not Applicable.

      3. Exhibits:

  Number                               Description
---------   --------------------------------------------------------------------
   2.1(1)   Asset Purchase Agreement by and between C3D Inc., Constellation 3D
            Technology Limited, TriD Store, Inc., and TriD IP S.A., dated as of October 1, 1999.

   2.2(9) Agreement and Plan of Merger by and between Constellation 3D, Inc., a Florida corporation, and Constellation 3D, Inc., a Delaware corporation, as of January 9, 2001.

   3.1(9) Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.

   3.2(9)   Bylaws of Constellation 3D, Inc., a Delaware corporation.

   4.1(8) Loan Conversion Rights Agreement, dated December 2, 1998, by and between Argotec Ltd./ Formula Ventures Ltd. and Constellation 3D Holdings Limited.

   4.2(8) Letter Agreement converting the outstanding loan in the amount of $600,000 to common stock, dated September 12, 2000, between Formula Ventures, L.P. and Constellation 3D, Inc.

   4.3(1) Investor's Rights Agreement, dated August 10, 1999, by and between C3D Inc. and Seattle Investments LLC.

   4.4(2) Purchase Agreement, dated as of November 11, 1999, by and between Wilbro Nominees Limited and C3D Inc.

   4.5(2) Registration Rights Agreement, dated November 11, 1999, by and between Wilbro Nominees Limited and C3D Inc.

   4.6(10) Letter Agreement, dated October 19, 2000, regarding shares of common stock and warrants owned by Wilbro Nominees Limited.

   4.7(2) Subscription Agreement, dated November 29, 1999, by and between C3D Inc. and MBA-on-Demand, L.L.C.

   4.8(2) Purchase Agreement, dated as of December 24, 1999 between Winnburn Advisory and C3D Inc.

   4.9(2) Registration Rights Agreement, dated as of December 24, 1999, by and between Winnburn Advisory and C3D Inc.

   4.10(8) Letter Agreement converting 8% Series C Convertible Note to common stock, dated August 23, 2000, by and between Winnburn Advisory and Constellation 3D, Inc.

   4.11(8) Letter Agreement converting 8% Series C Convertible Note for $300,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

   4.12(8) Letter Agreement converting 8% Series C Convertible Note for $1,000,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

   4.13(8) Finder's Agreement, dated July 13, 2000, between Constellation 3D, Inc. and The Shemano Group, Inc.

   4.14(8) Letter Agreement concerning warrant registration instructions, dated September 18, 2000, between The Shemano Group, Inc. and Constellation 3D, Inc.

   4.15(5) Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation 3D, Inc. and Halifax Fund, L.P.

   4.16(5) Registration Rights Agreement, entered into as of August 23, 2000, between Constellation 3D, Inc. and Halifax Fund, L.P.

   4.17(5) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

   4.18(7) Amended and Restated Common Stock Purchase Warrant No. W2 to Purchase Shares of $.001

  Number                               Description
---------   --------------------------------------------------------------------

            par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

   4.19(5) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

   4.20(7) Amended and Restated Common Stock Optional Warrant No. OW2 to Purchase Optional Units of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

   4.21(5) Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

   4.22(7) Amended and Restated Common Stock Adjustment Warrant No. AW2 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

   4.23(7) Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax Fund, L.P. and Constellation 3D, Inc.

   4.24(8) Common Stock Investment Agreement, dated August 31, 2000, among Constellation 3D, Inc. and Koor's Investors.

   4.25(8) Letter Amendment to the Common Stock Investment Agreement and Related Agreements, dated October 18, 2000, by and between Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.

   4.26(8) Registration Rights Agreement, dated August 31, 2000, by and between Constellation 3D, Inc. and Koor's Investors.

   4.27(8) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

   4.28(8) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

   4.29(8) Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

   4.30(8) Warrant Agreement, dated August 18, 2000, by and between Constellation 3D, Inc. and Blank Rome Comisky & McCauley LLP.

   4.31(8) Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc. and Jacqueline Hershkovitz.

   4.32(8) Registration Rights Agreement, dated September 12, 2000, between Constellation 3D, Inc. and Jacqueline Hershkovitz.

   4.33(8) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.

   4.34(8) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.

   4.35 Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.

   4.36(8) Contract for Capital Raising, dated August 18, 2000, between Koor Underwriters and Issuers Ltd. and Constellation 3D, Inc.

   4.37(8) Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

   4.38(8) Amendment and Supplement to Common Stock Investment-Term Sheet, dated August 18, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

   4.39(6) Securities Purchase Agreement, dated March 23, 2000, by and between Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.

   4.40(6) Registration Rights Agreement dated as of March 24, 2000 by and between Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.

  Number                               Description
---------   --------------------------------------------------------------------

     4.41(6) 10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture Capital Associates LLC.

     4.42(2) Warrant dated November 11, 1999 issued to Moorwood Investment Limited.

    10.1(1) Rental Contract, Unprotected According to the Tenants' Protection Law (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on March 25, 1997.

    10.2(2) Rental Contract, Unprotected According to the Tenants' Protection Law (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8, 1998.

    10.3(1) Agreement N. 356/181298 on the rent of office premises, dated December 18, 1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

    10.4(1) Optima Services Agreement (Member), dated April 23, 1999, by and between Omni Offices Inc. and C3D Inc.

    10.5(1) The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant." Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5,
    10.6(1) 1999, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

    10.7(2) Sublease Agreement, dated November 18, 1999, by and between Harex Global Corporation, as lessor, and C3D Inc., as lessee.

    10.8(3) Agreement N. 356A/291299 on the rent of the office premises, dated December 29, 1999 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

    10.9(3) The Rent Agreement of office premises No. 5/2, dated January 5, 2000, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

    10.10(8) Agreement of Unprotected Tenancy According to Law for Tenant Protection (Miscellaneous Instructions) 5728-1968 as Integrated into Law for Tenant Protection (Consolidated Version) 5732-1972 as Drawn and Signed in Holon on the 30th of August 2000, between Sadav (1988) Building and Investment Ltd. and C3D Israel Ltd.

    10.11(1) Employment Agreement dated July 15, 1998, by and between Memory Devices (M.D.) (1996) Ltd. and Ronen Yaffe.

    10.12(2) Letter of Intent, dated December 20, 1999, by and between Toolex International N.V. and C3D Inc.

    10.13(2) Co-Invention Agreement, dated December 20, 1999, by and between Toolex International N.V. and C3D Inc.

    10.14(9)  Constellation 3D, Inc. 1999 Stock Option Plan.
    10.15(9) Amendment to the 1999 Stock Option Plan of Constellation 3D, Inc. 10.16(3) Stock Option Agreement, dated December 27, 1999, made by and between C3D Inc. and Michael L. Goldberg, Esquire.

    10.17(8) Contract for Services, dated May 11, 2000, between Constellation 3D, Inc. and Greenland Investments, Inc.

    10.18(8) Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and Vladimir Schwartz.

    10.19(8) Warrant Agreement, dated August 22, 2000, by and among Constellation 3D, Inc., TriD Store IP, LLC, Reflekt Technology, Inc., and Vladimir Schwartz.

  Number                               Description
---------   --------------------------------------------------------------------

    10.20(3) Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D Inc.

    10.21(3) Amendment No. 1 to Placement Agency Agreement, dated December 22, 1999 by and between Sands Brothers & Co., Ltd. and C3D Inc. Amendment No. 2 to Placement Agency Agreement, dated March 7,
    10.22(6)  2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

    10.23(6) Amendment No. 3 to Placement Agency Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

    10.24(4) Amendment No. 4 to Placement Agency Agreement, dated May 16, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 2 to Warrant Agreement dated May 16, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

    10.25(4) Amendment No. 5 to Placement Agency Agreement, dated May 31, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 3 to Warrant Agreement, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.; Amendment No. 1 to Warrant Certificate No. SB-2, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

    10.26(4) Amendment No. 6 to Placement Agency Agreement, dated June 28, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.

    10.27(4) Amendment No. 7 to Placement Agency Agreement, dated August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 4 to Warrant Agreement, dated August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 2 to Warrant Certificate No. SB-2, dated August 3, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

    10.28(3) Warrant Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

    10.29(6) Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

    10.30(6) Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

    10.31(6) Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

    10.32(8) Loan Agreement, dated August 23, 2000, by and among Constellation 3D Technology Limited and Constellation 3D, Inc.

    10.32.1 Amendment to Loan Agreement, dated March 11, 2001, by and among Constellation 3D Technology Limited and Constellation 3D, Inc.

    10.33(8) Convertible Note, dated August 28, 2000, by and between Constellation 3D Technology Ltd. and Constellation 3D, Inc.

    10.34 Lease of Corporate Apartment by and between Constellation 3D, Inc. as tenant and Related Broadway L.L.C. as landlord dated October 29, 2000.

    10.35 Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings Property L.L.C. effective November 15, 2000.

    10.36 Employment Agreement by and between Constellation 3D, Inc. and Craig Weiner.

    10.37 Employment Agreement by and between Constellation 3D, Inc. and Raymond Peter Tellini.

  Number                               Description
---------   --------------------------------------------------------------------

    16.1(8)   Auditor's Resignation Letter dated October 20, 2000

    21.1      Subsidiaries of Constellation 3D, Inc.

----------

(1) Incorporated by reference to exhibits filed with Registration Statement on Form 10 filed November 12, 1999.

(2) Incorporated by reference to exhibits filed with Registration Statement on Form 10/A No. 1 filed December 27, 1999.

(3) Incorporated by reference to exhibits filed with Registration Statement on Form 10/A No. 2 filed January 14, 2000.

(4) Incorporated by reference to exhibits filed with Form 10-Q filed August 14, 2000.

(5) Incorporated by reference to exhibits filed with Form 8-K filed August 25, 2000.

(6) Incorporated by reference to exhibits filed with Form 10-K/A filed March 31, 2000.

(7) Incorporated by reference to exhibits filed with Form 8-K filed October 6, 2000.

(8) Incorporated by reference to exhibits filed with Form S-1 filed October 20, 2000.

(9) Incorporated by reference to Appendices filed with the Definitive Proxy Statement filed January 16, 2001.

(10) Incorporated by reference to exhibits filed with Form S-3 filed February 7, 2001.

      4. Reports on Form 8-K

      The following reports on Form 8-K have been filed with the SEC during the fourth quarter:

      On October 6, 2000 a report on Form 8-K was filed disclosing the amendment of the Common Stock Investment Agreement with Halifax Fund, L.P. dated September 19, 2000 in connection with an additional financing of $5,000,000, pursuant to which Halifax Fund, L.P. purchased another 492,459 shares of the Company's common stock at a price of $10.1531 and received warrants to purchase common stock.

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)

                                               Consolidated Financial Statements

                                          Yearsended December 31, 2000, 1999 and
                                              1998 and from inception (September
                                             25, 1997) through December 31, 2000

--------------------------------------------------------------------------------

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                          Index to Financial Statements

                   Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants...........................F-1

Report of Independent Public Accountants.....................................F-2

Consolidated Financial Statements

         Balance Sheets as of December 31, 2000 and 1999.....................F-3

         Statements of Operations for the years ended December 31, 2000,
         1999 and 1998, and the period from September 25, 1997
         (inception) to December 31, 2000 ...................................F-4

         Statement of Changes in Stockholders' Equity (Deficit) for
         the years ended December 31, 2000, 1999 and
         1998................................................................F-5

         Statements of Cash Flows for the years ended December 31,
         2000, 1999 and 1998, and the period from September 25, 1997
         (inception) to December 31, 2000....................................F-7

Notes to Consolidated Financial Statements...................................F-9

Report of Independent Certified Public Accountants

Board of Directors and Stockholders of
Constellation 3D, Inc.

We have audited the accompanying consolidated balance sheet of Constellation 3D, Inc. (a development stage company) and its subsidiaries ("the Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000 and for the period from September 25, 1997 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of the Company for the period from inception (September 25, 1997) to December 31, 1999. Such statements are included in the cumulative inception (September 25, 1997) to December 31, 2000 totals of statements of operations and cash flows and reflect a net loss of 35% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception (September 25, 1997) to December 31, 1999 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Constellation 3D, Inc. (a development stage company) and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended and for the period from inception (September 25, 1997) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman LLP
New York, New York

February 21, 2001 (except for Note 11(c) which is as of March 11, 2001 and Note 11(d) which is as of March 29, 2001)

Report of Independent Public Accountants

Board of Directors and Stockholders of
Constellation 3D, Inc.

We have audited the accompanying consolidated balance sheets of Constellation 3D, Inc. (a development stage company) and its subsidiaries ("the Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998, the period from inception (September 25, 1997) through December 31, 1997, and the period from inception (September 25, 1997) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Constellation 3D, Inc. (a development stage company) and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the period from inception (September 25, 1997) through December 31, 1997 and the period from inception (September 25, 1997) through December 31, 1999 in conformity with generally accepted accounting principles in the United States.

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

BDO International
Tel-Aviv, Israel

February 22, 2000, (except for Note 11 which is as of March 24, 2000)

                                  CONSTELLATION 3D, INC.
                              (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEETS

                                                                               December 31,    December 31,
                                                                                   2000            1999
===========================================================================================================
ASSETS

Current Assets
  Cash and cash equivalents ................................................   $  8,728,600    $  2,030,139
  Prepaid and other ........................................................        245,372         150,989
-----------------------------------------------------------------------------------------------------------
Total Current Assets .......................................................      8,973,972       2,181,128

Furniture and Equipment, net ...............................................        426,293         241,100
-----------------------------------------------------------------------------------------------------------

Total Assets ...............................................................   $  9,400,265    $  2,422,228
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses ....................................   $  1,924,773    $  1,268,404
  Due to related parties ...................................................        267,283         360,711
  Convertible Line of Credit, net of discount of ...........................        720,278              --
  Current portion of convertible notes payable, net ........................      2,224,906         650,577
   of discount of $1,880,847 and $0
  Due to shareholder .......................................................             --       1,316,712
-----------------------------------------------------------------------------------------------------------

Total Current Liabilities ..................................................      5,137,240       3,596,404
Convertible Notes Payable ..................................................             --       2,105,480

Other Long Term Liabilities ................................................         39,237          39,969
-----------------------------------------------------------------------------------------------------------

Total Liabilities ..........................................................      5,176,477       5,741,853
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity (Deficit)
  Preferred stock, no par value; 10,000,000 shares
   authorized, 0 issued and outstanding ....................................             --              --
  Common stock, $.00001 par value; 100,000,000 shares
   authorized, 43,192,775 and 41,001,609 issued and
   outstanding .............................................................            432             410
  Additional paid in capital ...............................................     35,141,895       7,351,299
  Deficit accumulated during the development stage .........................    (30,918,539)    (10,671,334)
-----------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit) .......................................      4,223,788      (3,319,625)
-----------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit) .......................   $  9,400,265    $  2,422,228
===========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Cumulative Amounts
                                                          From Inception                      Year Ended December 31,
                                                       (September 25, 1997)    ----------------------------------------------------
                                                     Through December 31, 2000     2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES
   Research and development ........................       $ 10,097,976        $  4,658,082        $  2,413,239        $  1,534,948
   General and administrative ......................          9,083,440           4,369,384           1,986,392           1,660,477
   Marketing .......................................          5,784,561           5,686,926              97,635                  --
-----------------------------------------------------------------------------------------------------------------------------------

  Total operating expenses .........................         24,965,977          14,714,392           4,497,266           3,195,425
-----------------------------------------------------------------------------------------------------------------------------------

  OTHER EXPENSES
   Interest expense (income), net ..................          5,786,098           5,433,399             305,833              (6,985)
   Taxes ...........................................            166,464              99,414              63,588               3,462
-----------------------------------------------------------------------------------------------------------------------------------

  Net loss .........................................       $(30,918,539)       $(20,247,205)       $ (4,866,687)       $ (3,191,902)
====================================================================================================================================

  Net loss per share - basic and diluted ...........                           $      (0.49)       $      (0.15)       $      (6.80)
====================================================================================================================================

  Weighted average number of shares of
    common stock outstanding - basic and
    diluted ........................................                             41,644,812          32,148,978             469,275
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                         Deficit
                                                                                                        Accumulated
                                                                  Common Stock                          During the
                                                            -------------------------   Additional      Development
                                                               Shares       Amount    Paid-in Capital      Stage          Total
===================================================================================================================================
 Balance, December 31, 1997                                         600  $         --  $          3     $ (2,612,745)  $ (2,612,742)

 Issuance of common stock for
   cancellation of shareholders advances,
   December 27, 1998                                          3,749,400            37     4,888,500               --      4,888,537

 Recapitalization, December 27, 1998                         25,464,000           255          (255)              --             --

 Net Loss                                                            --            --            --       (3,191,902)    (3,191,902)
-----------------------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1998                                  29,214,000           292     4,888,248       (5,804,647)      (916,107)

Debt settlement through the issuance of
   common stock - April 1, 1999                                  36,000            --       241,490               --        241,490

Common stock issued in connection with
   reverse acquisition - October 1, 1999                     11,109,765           112       953,093               --        953,205

Conversion of notes payable - October 22, 1999                  608,835             6     1,014,719               --      1,014,725

Sale of common stock for cash (net of
   issuance cost of $24,995) November 1, 1999                    25,509            --        99,999               --         99,999

Issuance of common stock for services
   November 8, 1999                                               7,500            --        28,750               --         28,750

Beneficial conversion discount of
   convertible debt - November 11, 1999                              --            --       125,000               --        125,000

Net loss                                                             --            --            --       (4,866,687)    (4,866,687)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                   41,001,609           410     7,351,299      (10,671,334)    (3,319,625)

Deferred interest relating to issuance of
   detachable warrants - March 24, 2000                              --            --     3,880,000               --      3,880,000

Beneficial conversion discount of
   convertible debt - March 24, 2000                                 --            --       120,000               --        120,000

Noncash stock-based compensation relating
   to issuance of stock options to
   consultant - May 11, 2000                                         --            --     4,293,000               --      4,293,000

Issuance of common stock for cash -
   August 17, 2000                                               25,000            --       250,000               --        250,000

Warrants issued relating to legal
   services rendered - August 18, 2000                               --            --        50,000               --         50,000

Deferred interest relating to issuance of
   detachable options on line of credit
   - August 23, 2000                                                 --            --       763,000               --        763,000

Deferred interest relating to issuance of
   detachable warrants on line of credit
   - August 23, 2000                                                 --            --       117,000               --        117,000
-----------------------------------------------------------------------------------------------------------------------------------

                                   Continued

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Continued


                                                                                                         Deficit
                                                                                                        Accumulated
                                                                  Common Stock                          During the
                                                            ----------------------      Additional      Development
                                                               Shares       Amount    Paid-in Capital      Stage          Total
===================================================================================================================================
Conversion of loan payable - August 23, 2000                      138,102             1     1,402,162             --      1,402,163

Conversion of notes payable - August 23, 2000                     166,097             2     1,686,397             --      1,686,399

Issuance of common stock for cash (net of
   issuance cost of $384,945) - August
   23, 2000                                                       492,459             5     4,615,050             --      4,615,055

Issuance of warrants and modification of
   conversion terms in connection with
   conversion of debt and shareholder
   loans - August 23, 2000                                             --            --     1,730,000             --      1,730,000

Warrants issued in connection with the
   acquisition of patents - August 28, 2000                            --            --        56,000             --         56,000

Issuance of common stock for cash (net of
   issuance cost of $80,017) - August 31, 2000                    197,026             2     1,920,407             --      1,920,409

Conversion of notes payable - September
   12, 2000                                                       380,000             4       681,570             --        681,574

Issuance of common stock for cash -
   September 12, 2000                                              14,774            --       144,000             --        144,000

Issuance of common stock for cash (net of
   issuance cost of $384,945)- September
   19, 2000                                                       492,459             5     4,615,050             --      4,615,055

Conversion of notes payable - October 12, 2000                     49,500             1       544,506             --        544,507

Issuance of warrants and modification of
   conversion terms in connection with
   convertible debt - October 12, 2000                                 --            --        53,000             --         53,000

Noncash stock-based compensation relating
   to issuance of stock options to
   directors -November 9, 2000                                         --            --        36,321             --         36,321

Issuance of common stock on cashless
   exercise of stock options - December
   7, 2000                                                        235,749             2            (2)            --             --

Noncash stock-based compensation relating
   to issuance of stock options to
   consultants -December 29, 2000                                      --            --       833,135             --        833,135

Net loss                                                               --            --            --    (20,247,205)   (20,247,205)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                     43,192,775  $        432  $ 35,141,895   $(30,918,539)  $  4,223,788
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           CONSTELLATION 3D, INC.
                       (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                             Amounts
                                                                               From
                                                                             Inception
                                                                            (September
                                                                             25, 1997)
                                                                              Through              Year Ended December 31,
                                                                            December 31,   ----------------------------------------
                                                                               2000           2000          1999          1998
===================================================================================================================================
Cash Flows From Operating Activities
  Net loss                                                                  $(30,918,539)  $(20,247,205)  $(4,866,687)  $(3,191,902)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Noncash stock-based compensation                                          5,191,206      5,162,456        28,750            --
     Beneficial conversion feature                                               245,000        120,000       125,000            --
     Discount amortization on deferred interest                                2,566,185      2,566,185            --
     Depreciation                                                                152,042         72,679        40,438        33,129
     Write down of furniture and equipment                                        49,750             --        49,750            --
     Interest expense relating to issuance of                                  1,115,000      1,115,000            --            --
       warrants
     Interest expense relating to modification of                                668,000        668,000            --            --
       debt conversion rates
     Warrants issued relating to services rendered                               106,000        106,000            --            --
     Change in assets and liabilities:
         Prepaid and other                                                      (245,372)       (94,383)        5,338      (135,214)
         Accounts payable                                                      1,923,181        656,369       844,441       150,343
         Accrued interest on debt                                                434,504        380,876        53,625            --
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                        (18,713,043)    (9,494,023)   (3,719,345)   (3,143,644)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                                          (739,241)      (257,872)     (145,986)     (200,197)
   Sale of furniture and equipment                                                80,405             --        80,405            --
   Business acquisition, net of cash acquired                                  1,019,413             --     1,019,413            --
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing
     Activities                                                                  360,577       (257,872)      953,832      (200,197)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                                     16,533,056     11,544,519       100,000     4,888,537
   Proceeds from issuance of convertible debt                                  7,700,000      4,000,000     3,100,000            --
   Proceeds from borrowings on line of credit                                  1,000,000      1,000,000            --            --
   Proceeds from (payments to) shareholders loan                               1,541,490             --     1,541,490    (4,152,521)
   Net changes in other long-term debt                                            39,237           (735)       (6,856)       20,480
   Net advances from (repayments to) related party                               267,283        (93,428)      (62,079)     (108,277)
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                     27,081,066     16,450,356     4,672,555       648,219
-----------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                                 8,728,600      6,698,461     1,907,042    (2,695,622)

Cash and Cash Equivalents, beginning of period                                        --      2,030,139       123,097     2,818,719
-----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                                    $  8,728,600   $  8,728,600   $ 2,030,139   $   123,097
===================================================================================================================================

                                                          Continued

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

===================================================================================================================================
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes                                                         $    166,464   $     99,414   $    63,588   $     3,462
Cash paid for interest                                                      $    211,500   $    211,500   $        --   $        --

Non-cash Financing and Investing Activities
Deferred financing cost related to detachable
warrants                                                                    $  4,760,000   $  4,760,000   $        --   $        --
Conversion of notes payable                                                    3,927,205      2,912,480     1,014,725            --
Conversion of loans payable                                                    1,643,653      1,402,163       241,490            --
Net assets disposed of upon acquisition                                           66,028             --        66,028            --
Stock issued in reverse acquisition                                              953,205             --       953,205            --
===================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Constellation 3D, Inc. and each of its wholly owned subsidiaries ("C3D" or the "Company") after elimination of intercompany balances and transactions.

The Company was incorporated in Florida on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the Company was changed to C3D Inc. on March 24, 1999 in anticipation of a transaction with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech"). On December 29, 1999, the Company changed its name from C3D Inc. to Constellation 3D, Inc.

On October 1, 1999, C3D completed an asset purchase agreement and acquired substantially all the operations of Constellation 3D Technology Limited ("Constellation Tech") for total consideration of 29,250,000 shares of the Company's $.00001 par value common stock, and assumption of substantially all liabilities and obligations of Constellation Tech. The asset purchase agreement also provided for the cancellation of 2,925,000 shares of treasury stock.

The acquisition of Constellation Tech was treated as a reverse acquisition whereby C3D was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost basis. The results of operations include that of both companies from the date of acquisition forward. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. As the transaction was a reverse acquisition with a public shell with no operations, no pro forma information related to this transaction is provided.

The equity section of the balance sheet and the net loss per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement.

The Company has developed what it believes to be a state-of-the-art optical, data storage product that it believes surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine. The Company operates in one business segment.

On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D Inc. changed its name to Constellation 3D, Inc. and amended its Articles of Incorporation to allow for an increase in the number of shares authorized from 50,000,000 shares to 100,000,000 shares of Common Stock ($.00001 par value). In addition, the Company is authorized to issue 10,000,000 shares of preferred stock (no par value). On January 18, 2000, a three-for-one forward split of C3D's Common Stock took effect for shareholders of record as of December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation and amortization are computed utilizing straight-line and accelerated methods over estimated useful lives ranging from three to seven years.

Marketing Costs - The Company expenses the cost of marketing and advertising as incurred. Marketing expense includes a noncash compensation charge of $4,805,671 for the year ended December 31, 2000. (See Note 8)

Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and their tax basis using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided when management determines that the realization of deferred tax assets fails to meet the more likely than not standard imposed by SFAS 109.

Fair Value of Financial Instruments - Carrying amounts reported in the balance sheet for cash and cash equivalents, accounts payable, accrued expenses, and amounts due to related parties and shareholders approximate fair value because of their immediate or short-term nature. The fair value of long-term debt and convertible debt plus the related discount approximates their carrying value because the stated rates of the debt either reflect recent market conditions or are variable in nature.

Revenue Recognition - The Company is conducting research and development activities to develop new multi-layer data storage media and currently has no operating revenues. It is the intent of this company to enter into strategic alliances to license its technology to its strategic partners.

Research and Development - Costs will be expensed as incurred until technological feasibility has been obtained, product design has been completed and a working model has been developed and tested.

Foreign Currency Translation - The financial statements of the subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). The functional currency of the operations of the Company's subsidiary in Israel is conducted in the U.S. dollar since most of its financing and other activities are in US dollars. Transactions and balances originally denominated in dollars are presented in their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions reflected in the statements of operations, the exchange rates at the transaction dates are used. Depreciation expenses are based on historical exchange rates. The resulting translation gains or losses are carried to (income) expense. The Company's subsidiary in Russia maintains accounting records in Russian ruble. The ruble is considered the subsidiary's functional currency. Transactions and balances not already measured in dollars have been re-measured into dollars as applied to entities in highly inflationary economies. Revenues, costs, capital and non-monetary assets and liabilities are translated at historical exchange rates prevailing on the transaction date. Monetary assets and liabilities are translated at the exchange rates prevailing on the balance sheet date. Translation gains and losses from remeasurement of monetary assets and liabilities that are not denominated in U.S. dollars are not material to the consolidated operations of the Company, and accordingly, a statement of comprehensive income (loss) is not presented.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods, financings or services from non-employees in exchange for equity instruments. SFAS 123 also allows companies to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," or SFAS
123. The Company elected to follow APB 25 which measures compensation expense for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock. (See Note 8)

The values ascribed to restricted stock awards are based on the fair value of the Company's common stock at the date of the grant. The fair values ascribed to warrants that are issued in connection with financing arrangements and professional services agreements are amortized over the expected life of the underlying debt or the term of the agreement.

Net loss per share - Basic loss per share assumes no dilution, and is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and contingent shares based on the treasury method of computing such effects, and are not included in the calculation of loss per share, as their effect was anti-dilutive. All per share information has been adjusted to reflect the three-for-one stock split declared on December 16, 1999. The assumed exercise of stock options and warrants, as well as the issuance of common stock upon conversion of convertible debt, aggregating 12,428,168 shares at December 31, 2000, would potentially dilute basic earnings per share.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of periodic temporary investments of excess cash. The Company places its temporary excess cash investments in high quality short-term money market instruments through high quality credit financial institutions. At times, such investments may be in excess of the FDIC insurance limit. A significant portion of the Company's cash is in one institution.

Reclassifications - Certain reclassifications have been made to the prior period's financial statement amounts to conform to the current period's presentation.

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for the Company on January 1, 2001. The adoption of SFAS 133 did not have a material effect on its financial position or results of operations.

In March 2000, the Financial Accounting Standards Board released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 addresses certain practice issues related to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). FIN 44 applies only to companies that have chosen not to adopt SFAS 123, Accounting for Stock-Based Compensation, for transactions with employees. Among other issues, FIN 44 clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the periods after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company's adoption of FIN 44 did not have a material effect the Company's financial position or results of operations.

During the fourth quarter of 2000, the Emerging Issues Task Force (EITF) issued consensus 00-27 "Application of EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments" ("EITF No. 00-27"). EITF No. 00-27 requires the remeasurement of the original issue discount on convertible debt with characteristics similar to the convertible debt issued by the Company during years ended December 31, 2000 and 1999. This accounting change required the value of the warrants issued with the convertible debt to be included in calculating the beneficial conversion value. The adoption of EITF No. 00-27 did not have a material effect on the Company's financial position or previously reported results of operations.

NOTE 2. Development Stage Operations

The Company has been in the development stage since its inception. It has had no operating revenues to date, has accumulated losses of $30,918,539, and will require additional working capital to complete its business development activities and generate revenues adequate to cover operating and further development expenses.

The Company believes it can raise additional working capital through future sales of its common stock or subordinated debt in private placement transactions. However, there can be no assurance that the Company will be successful in its efforts to raise these funds.

                                                      December 31,     December 31,
                                                          2000             1999
===================================================================================
Furniture and equipment                                 $578,335        $320,463

Less: accumulated depreciation                           152,042          79,363
===================================================================================

Furniture and equipment, net                            $426,293        $241,100
===================================================================================

NOTE 4. Convertible Notes Payable (See Note 8)

Convertible notes payable consist of the following:

                                                       December 31,    December 31,
                                                          2000            1999
===================================================================================
Convertible note payable, interest at LIBOR
+ 3%, due on demand (a)                                 $     --        $650,577

Convertible note payable, interest at 8%,
due October 31, 2001 (b)                                      --         505,480

Convertible note payable, interest at 8%,
due October 31, 2001 (c)                                      --       1,600,000

Convertible note payable, interest at 10%,
due September 24, 2001 (d)                              4,105,753             --
===================================================================================

                                                        4,105,753      2,756,057

Less: amount representing interest on
detachable stock purchase warrants
(See Note 8)                                            1,880,847             --
===================================================================================

                                                        2,224,906      2,756,057

Less: current maturities                                2,224,906        650,577
===================================================================================

                                                        $     --      $2,105,480
===================================================================================

( a ) The Company entered into a short-term unsecured loan agreement with a third party in 1997 for $270,000. The agreement was amended on October 15, 1998, increasing the facility to $600,000. The loan was payable upon demand and accrued interest at LIBOR +3%. The loan and accrued interest was converted on September 12, 2000, into 380,000 common shares of the Company.

( b ) On November 11, 1999, the Company issued $500,000 of convertible subordinated debt to a third party, due October 31, 2001 with interest at the rate of 8% per annum. The note is convertible into common stock at a price equal to 80% of the average posted price for the 20 days preceding the conversion date, beginning May 11, 2000. The market value for the Company's common stock on November 11, 1999 was $7.67. The excess of the fair value of the conversion formula over the fair market value of the common stock was deemed to be a beneficial conversion feature valued at $125,000, which was recorded as an increase to additional paid-in capital and interest expense. The note was converted on October 12, 2000 into 49,500 shares of common stock of the Company. In connection with this conversion, the Company also issued 15,000 one-year warrants at an exercise price of $10.1531 per share.

( c ) On December 24, 1999, the Company issued $1,600,000 of convertible subordinated debt to Winnburn Advisory. The note is due October 31, 2001 with interest at the rate of 8% per annum. The note could be converted immediately into common stock at the greater of $16.67 per common share or the average market price for the Company's common stock for the 20 days preceding the conversion date. During August 2000, the conversion price was amended to $10.15 per common share and was converted into 166,097 common shares of the Company.

( d ) On March 24, 2000, C3D issued a 10% subordinated convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC ("Sands Brothers VC"). The subordinate convertible debenture can be converted at any time into shares of common stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. Sands Brothers VC has the right to demand repayment of all or any portion of the principal amount of the convertible debenture and interest outstanding before the maturity date in the event that C3D receives more than $25,000,000 in gross financing through the sale of debt and/or equity securities or a change of control of the Company occurs. C3D granted the subordinate convertible debenture holder certain registration rights with respect to the underlying Common Stock.

NOTE 5. Convertible Line of Credit (See Note 8 and 11)

On August 23, 2000, the Company established an unsecured credit line of up to $6 million with Constellation Tech expiring on February 23, 2001. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3% (9.69% as of December 31, 2000). Constellation Tech has the right to convert the outstanding loan amount together with accrued interest into equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72. In connection with this credit line, Constellation Tech received a three-year warrant to purchase 20,000 shares of the Company's common stock upon signing the Loan Agreement and a three-year warrant to purchase 10,000 shares of the Company's common stock upon each withdrawal made by the Company from this credit line. The exercise price of the above-stated warrants is equal to 100% of the closing price of the Company's common stock on August 23, 2000, being $11.50. The fair value ascribed to the 30,000 warrants was approximately $117,000 based on the Black-Scholes option-pricing model and was be recorded as deferred financing cost and amortized to interest expense over the term of the credit line. Up to one year from the Company's last withdrawal from the credit line, Constellation Tech will have the right to purchase up to 539,701 shares of common stock based upon maximum withdrawals of $6,000,000 at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72, but in no instance less than $2,000,000. The result of this right is Constellation Tech has an option to purchase 186,567 additional shares of the Company's common stock at an exercise price of $10.72. The option expires one year from the day of the last withdrawal. The fair value ascribed to the 186,567 options was approximately $763,000 based on the Black-Scholes option-pricing model and was recorded as deferred financing cost and amortized to interest expense over the term of the credit line. At December 31, 2000, the Company has utilized $1,000,000 of this credit facility. Constellation Tech is a related party by virtue of it owning majority of the shares of the Company's common stock as well as having common directors and officers. No additional withdrawals were made through the expiration date of the agreement.

NOTE 6. Income Taxes

At December 31, 2000 and 1999, the Company has net deferred tax assets of $4,730,000 and $519,000 available to offset future US and foreign source income, respectively, primarily due to net operating loss carryforwards and deferred start-up costs, which begin to expire in 2019. The net operating loss carryforwards may be restricted by the change in ownership rules under internal revenue code section 382. The Company's effective tax rate was estimated at 40%. A 100% valuation allowance has been recorded against the deferred tax asset as management, due to the uncertainty about its ability to generate taxable income, has yet to establish the recoverability of this asset.

The Company recognized current tax expense of $99,414, $63,588 and $3,462 for the years ended December 31, 2000, 1999 and 1998, respectively. Tax expense for all periods presented represent Russian and Israeli tax legislation requiring taxes to be provided for cash receipts.

NOTE 7. Related Party Transactions

The Company retained all key employees under informal agreements during the years ended December 31, 2000, 1999 and 1998. These agreements may be cancelled at any time. The expense of these agreements totaled $540,000, $437,500 and $400,000 for the years ended December 31,

2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, due to related parties included $91,875 and $190,000, respectively, of unpaid expenses under those agreements.

The Company assumed amounts due to a related party for $164,385 at the time of the reverse acquisition on October 1, 1999 (see Note 1), which was paid during the year ended December 31, 2000.

The Company borrowed $1.3 million from an existing shareholder, consisting of a $300,000 promissory note issued on October 29, 1999 and a $1 million promissory note issued on November 18, 1999. Both notes were unsecured, bear interest at 10% per annum, maturing on the earlier date of July 31, 2000 or upon consummation of various levels of financing transactions. Interest amounted to approximately $85,000 and $17,000 during the years ended December 31, 2000 and 1999 respectively. On August 23, 2000, both promissory notes were converted into a total of 138,102 common shares of the Company (See Note 8).

NOTE 8. Stockholders' Equity (Deficit) (See Note 11)

For accounting purposes, on December 27, 1998, stockholders of Constellation Tech converted approximately $4,888,537 of stockholder advances into 3,749,400 shares of Constellation Tech's common stock. Additionally, for accounting purposes, Constellation Tech was recapitalized on December 27, 1998 through the issuance of an additional 25,464,000 shares of common stock to existing shareholders of Constellation Tech. For accounting purposes, after the recapitalization, together with the issuance of 36,000 shares of common stock for debt settlement on April 1, 1999, the number of issued shares of Constellation Tech's common stock amounted to 29,250,000.

On October 1, 1999, C3D completed an asset purchase agreement and acquired substantially all the operations of Constellation Tech for total consideration of 29,250,000 shares of the Company's $.00001 par value common stock, and assumption of substantially all liabilities and obligations of Constellation Tech. The asset purchase agreement also provided for the cancellation of 2,925,000 shares of treasury stock of the Company.

During the year ended December 31, 2000, the Company issued a total of 10,500,000 shares of Common Stock to Constellation 3D Trust LLC, a wholly owned subsidiary of the Company. Constellation 3D Trust LLC intends to use the shares to raise debt or equity capital and contribute the proceeds thereof to the Company. For the purposes of the Company's consolidated financial statements, the issuance of the 10,500,000 shares of Common Stock are not considered to be issued or outstanding because the Common Stock has remained under the control of the Company and will be cancelled if no financing transaction is completed. On September 15, 2000, 10,000,000 of the shares of Common Stock were cancelled.

On March 24, 2000, C3D issued a 10% subordinated convertible debenture for the principal amount of $4,000,000 to Sands Brothers VC. The subordinate convertible debenture can be converted at any time into shares of Common Stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. The market value for the Company's stock on March 24, 2000 was $46.50. The excess of the fair value of the conversion formula over the fair value of the stock was deemed to be a beneficial conversion feature valued at $120,000, which was recorded as interest expense and an increase to additional paid-in capital.

Upon closing of the $4,000,000 subordinated convertible debenture to Sands Brothers VC on March 24, 2000, and pursuant to the terms of the agency agreement originally signed on December 1, 1999 (the "Agency Agreement" and "Warrant Agreement"), by and between the Company and Sands Brothers & Co. Ltd. ("Sands Brothers"), the Company issued to Sands Brothers detachable warrants to purchase 1,050,000 shares of Common Stock at an exercise price of $3.67 per share and warrants to purchase 2,400,000 shares of Common Stock at an exercise price of $15.13 per share expiring December 1, 2004. C3D granted the warrant holder certain registration rights with respect to the underlying Common Stock and the option to exercise the stock warrants in lieu of any cash payment in exchange for the number of shares of Common Stock that amount to the difference between the market price and the exercise price of the stock warrants.

Proceeds from the subordinated convertible debenture issued with the detachable stock purchase warrants are allocated between the debenture and the warrants based on their relative fair values as required by Accounting Principles Board Opinion No. 14. The value ascribed to the detachable warrants for accounting purposes was $3,880,000 based on the proceeds of the subordinated convertible debenture to the Company. The $3,880,000 value was recorded as a debt discount and will be amortized as a component of interest expense over the term of the related debt. This amount is presented as an addition to paid-in capital of stockholders' deficit and as an offset to the related liability in the accompanying December 31, 2000 balance sheet.

On August 31, 2000, the Company sold 197,026 shares of common stock for an aggregate of $1,920,409, net of cost of financing, to Koor Underwriters (`Koor"). In connection with this sale, the Company issued the following warrants: (1) five-year warrants to purchase 78,813 shares of Common Stock at the initial exercise price of $14.6656 per share, (2) warrants to purchase a number of shares of common stock pursuant to a certain formula (as defined in the agreement), and (3) one-year warrants to purchase 98,513 shares of Common Stock at the initial exercise price of $10.15313 per share and additional warrants (as defined in the agreement). In connection with this sale, the Company granted Koor certain registration rights with respect to the shares of the common stock and the shares to be issued upon the exercise of the above described warrants.

On August 23, 2000, the Company sold for an aggregate of $4,615,055, net of cost of financing, 492,459 shares of common stock to Halifax Fund, L.P. ("Halifax"). In connection with this sale, the Company issued the following warrants to
Halifax: (1) five-year warrants to purchase 196,984 shares of common stock at the initial exercise price of $14.6656 per share, (2) warrants to purchase a number of shares of common stock pursuant to a certain formula (as defined in the agreement), and (3) one-year warrants to purchase 246,229 shares of common stock at the initial exercise price of $10.15313 per share and additional warrants (as defined in the agreement). In connection with this sale, the Company granted Halifax certain registration rights with respect to the shares of common stock and the shares to be issued upon the exercise of the above described warrants.

On September 19, 2000, the Company amended and supplemented the investment agreement with Halifax and sold for an aggregate of $4,615,055, net of cost of financing, an additional 492,459 shares of common stock. In connection with this additional investment, the Company amended the investment agreement for the following additional warrants to Halifax: (1) five-year warrants to purchase 196,984 shares of common stock at the initial exercise price of $14.6656 per share, (2) warrants to purchase a number of shares of common stock pursuant to a certain formula (as defined in the agreement), and (3) one-year warrants to purchase 246,229 shares of common stock at the initial exercise price of $10.15313 per share and additional warrants (as defined in the agreement). In connection with this sale, the Company granted Halifax certain registration rights with respect to the shares of common stock and the shares to be issued upon the exercise of the above described warrants.

In connection with the sale of the foregoing securities to Koor and Halifax, the Company issued five-year warrants to purchase 895,539 of common stock at the exercise price of $14.67 per share as commissions to brokers.

On August 17, 2000, the Company sold for an aggregate of $250,000, 25,000 shares of common stock to TCO Investments ("TCO"). In connection with this sale, the Company issued five-year warrants to purchase 25,000 shares of common stock at an exercise of $11.50 per share. In connection with this sale, the Company granted TCO certain registration rights with respect to 25,000 shares of common stock and the shares to be issued upon the exercise of the above described warrants.

On August 23, 2000, an aggregate principal of $1,600,000 plus interest of $86,399 of 8% convertible notes was converted into 166,097 shares of common stock at a conversion rate of $10.1531 per share. The conversion price was amended to $10.1531 from $16.67 which resulted in additional interest expense of $650,000 based on the excess of the fair values of all securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms; such amount was recorded as interest expense and as an addition to paid-in capital of stockholders' equity. The noteholder also received one-year warrants to purchase 83,048 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 66,439 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $590,000 based on the Black-Scholes option-pricing model; such amount was recorded as interest expense and as an additional paid-in capital of stockholders' equity.

On August 23, 2000, a shareholder loan in the principal amount of $1,300,000 plus interest of $102,163 was converted into 138,102 shares of common stock at $10.15 per share. The shareholder also received one-year warrants to purchase 69,051 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 55,241 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $490,000 based on the Black-Scholes option-pricing model; such amount was recorded as interest expense and as an additional paid-in capital of stockholders' equity.

On September 12, 2000, an aggregate principal of $600,000 plus accrued interest of approximately $81,574 of convertible notes was converted into 380,000 shares of common stock at the conversion price of $1.79 per share.

On September 12, 2000, the Company sold 14,774 shares of common stock for an aggregate of $144,000, net of cost of financing. In connection with this sale, the Company issued the following warrants: (1) five-year warrants to purchase 5,910 shares of Common Stock at the initial exercise price of $14.6656 per share, (2) warrants to purchase a number of shares of common stock pursuant to a certain formula (as defined in the agreement), and (3) one-year warrants to purchase 7,387 shares of Common Stock at the initial exercise price of $10.1531 per share and additional warrants (as defined in the agreement) pertaining to 7,387 shares of common stock. In connection with this sale, the Company granted the investor certain registration rights with respect to 14,774 shares of the common stock and the shares to be issued upon the exercise of the above described warrants.

On August 22, 2000, the Company granted an employee a warrant to purchase 10,000 shares of common stock in consideration of the assignment of certain patents. The warrant is exercisable at $11.25 per share and expires on August 22, 2004. In connection with the issuance, the Company recorded a non-cash compensation charge to operations of $56,000, representing the fair value of the issuance, calculated using the Black-Scholes option-pricing model. This amount is included in the research and development expense for the year ended December 31, 2000.

On August 18, 2000, the Company issued a warrant to purchase 5,555 shares of common stock to its legal counsel for payment of $50,000 in legal services. The warrant is exercisable immediately at $0.001 per share and expires on July 31, 2005.

On October 12, 2000, an aggregate principal amount of $500,000 plus accrued interest of $44,507 of 8% convertible notes was converted into 49,500 shares of common stock at a conversion price of $11.00 per share. The conversion price was amended from the original conversion terms which resulted in additional interest expense of $18,000 based on the excess of the fair value of all securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms: such amount was recorded as interest expense and as an addition to paid-in capital of stockholders' equity. The noteholder also received one-year warrants to purchase 15,000 shares of common stock at an exercise price of $10.1531. The fair value ascribed to the warrants was approximately $35,000 based on the Black-Scholes option-pricing model: such amount was recorded as an interest expense and as an addition to paid-in capital of stockholders' equity.

Warrants

The Company estimates the fair value of each warrant at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2000: no dividend yield; expected lives of 4.2 years; expected volatility of 80%; weighted average risk-free interest rate of 6.26%.

During December 2000, the Company granted warrants to non-employee consultants who provide services to purchase 375,000 and 100,000 shares of the Company's common stock at an exercise price of $10.1531 to $14.6656 per share respectively. The warrants to purchase the Company's common stock vest over 12 months and expire in 2003 through 2005. In connection with the issuance, the Company recorded a non-cash expense to general and administrative expenses of $277,880, representing the fair value of the warrants granted, calculated using the Black-Scholes option-pricing model. Compensation expense will be recorded over the vesting period.

The following table summarizes information about warrants outstanding at December 31, 2000:

                                              Exercise                                           Value on Grant
  Grant Date                  Shares           Price                      Expiration Date             Date
==============================================================================================================
March 24, 2000              1,050,000        $     3.67                   December 1, 2004        $ 45,975,000
March 24, 2000              2,400,000        $    15.13                   December 1, 2004        $ 86,382,000
August 17, 2000                25,000        $    11.50                    August 17, 2005        $    191,000
August 18, 2000                 5,555        $    0.001                      July 31, 2005        $     50,000
August 22, 2000                10,000        $    11.25                    August 22, 2004        $     56,000

August 23, 2000                30,000        $    11.50                    August 23, 2003        $    117,000
August 23, 2000               152,099        $  10.1531                    August 23, 2001        $    585,000
August 23, 2000               121,680        $  14.6656                    August 23, 2005        $    495,000
August 31, 2000                98,513        $  10.1531                    August 31, 2001        $    519,000
August 31, 2000               374,352        $  14.6656                    August 31, 2005        $  3,134,000
September 12, 2000              7,387        $  10.1531                 September 12, 2001        $     27,000
September 12, 2000              5,910        $  14.6656                 September 12, 2005        $     39,000
September 19, 2000            492,458        $  10.1531                 September 19, 2001        $  2,593,000
September 19, 2000            993,968        $  14.6656                 September 19, 2005        $  8,315,000
October 12, 2000               15,000        $  10.1531                   October 12, 2001        $     35,000
December 4, 2000              120,000        $  10.1531                   December 1, 2005        $    310,000
December 4, 2000              250,000        $  10.1531                  December 31, 2003        $    477,000
December 4, 2000              100,000        $  14.6656                  December 31, 2005        $    242,000
--------------------------------------------------------------------------------------------------------------
                            6,251,922        $   12.13
==============================================================================================================

      The table does not include adjustment warrants issuable in connection with certain equity financings.

Stock Options

On March 8, 1999, certain board members were granted options to purchase up to 525,000 shares of the Company's common stock at $1.33 per share. These options vested immediately expiring in June 2004. No expense was recognized upon granting of the options as the exercise price was equal to the estimated market value, as evidenced by the sale of 1,359,765 shares of common stock to unrelated third parties completed on March 15, 1999 but not issued until May 15, 1999. On December 7, 2000, the Company received notification of the option holder's intent to exercise 300,000 options on a cashless basis. The Company issued 235,749 common shares. As of December 31, 2000, there were 225,000 options outstanding relating to this grant.

On December 27, 1999, the Company adopted the 1999 stock option plan (the "Plan"). The Plan allows the Company to grant both qualified and nonqualified stock options at prices not less than fair market value at date of grant to officers, key employees, directors or anyone who provides services to the Company. A maximum of 4,617,540 shares was approved to be issued under the Plan. As of December 31, 2000, there were 4,468,050 options under this Plan outstanding.

Options granted under the Plan expire not more than ten years from the date of grant. Generally, options vest in five years. All stock options issued under the plan have been granted at exercise prices at or above the market value of the Company's common stock on the date of the grant.

On May 11, 2000 the Company granted options to a non-employee consultant who provided business development services to purchase 450,000 shares of the Company's common stock at an exercise price of $5.00 per share when the fair value was $14.50. The option to purchase the shares vested on June 30, 2000 and will expire in May 2005. In connection with the issuance, the Company recorded a non-cash compensation charge to operations of $4,293,000, representing the fair value of the issuance, calculated using the Black-Scholes option-pricing model. This amount is included in the marketing expense for the year ended December 31, 2000.

On August 22, 2000, the Company issued options to purchase 390,000 shares of common stock to Vladimir Schwartz, the Chief Technology Officer, as compensation for services. Of the total grant, 140,000 options vest immediately and 250,000 options vest after one year from the date of the grant. The exercise price is $11.25 per share, which was the market price at the time of grant, and expires on August 22, 2004.

On November 9, 2000 the Company granted options to three directors of the Company to purchase 5,000 shares each of the Company's common stock at an exercise price of $1.00 per share. The option to purchase the shares vests on May 26, 2001 and will expire in May 2006. In connection with the issuance, the Company recorded a non-cash compensation expense of $36,321 with an offsetting credit to additional paid in capital, representing the fair value of the issuance, calculated using the Black-Scholes option-pricing model. Compensation expense will be recorded over the vesting period.

During the fourth quarter of 2000, the Company granted options to non-employee consultants who provide services to purchase 215,000 shares of the Company's common stock at an exercise price of $6.25 per share. The options to purchase the Company's common stock vests over the next four years and will expire in December 2005. In connection with the issuance, the Company recorded a non-cash expense to operations of $555,255, representing the fair value of the options granted, calculated using the Black-Scholes option-pricing model. The non-cash expense amount is represented as $512,671 in marketing expenses and $42,584 in general and administrative expenses for the year ended December 31, 2000. Compensation expense will be recorded over the vesting period.

SFAS No. 123 requires the Company to provide pro forma information regarding net loss as if compensation cost of the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No.
123. The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 were $6.52 and $4.73 respectively. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000 and 1999: no dividends yield for any period; expected lives of 1 to 5 years; expected volatility of 80% and 46% respectively; weighted average risk-free interest rates of 6.6% and 5.1% respectively.

Under the accounting provisions of FASB Statement 123 for options to employees and directors, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below. There is no effect on pro forma net loss per share for 1998 and for the period from inception (September 25, 1997) to December 31, 1997.

                                    Year Ended December 31,
                                  --------------------------
                                     2000          1999
------------------------------------------------------------
Pro forma net loss .............  $42,928,779  $  5,547,700
Pro forma net loss per share:
Basic and Diluted ..............  $     (1.03) $      (0.17)
------------------------------------------------------------

A summary of the status of the Company's stock option plan as of December 31, 2000 and changes during the period from inception (September 25, 1997) through December 31, 2000 is presented below:

---------------------------------------------------------------------------------------
                                                            Number     Weighted average
                                                          of shares     exercise price
=======================================================================================
Options outstanding at September 25,1997 (inception)             --             --
---------------------------------------------------------------------------------------
Options granted in 1999                                     525,000         $ 1.33
---------------------------------------------------------------------------------------
Options outstanding at December 31, 1999                    525,000         $ 1.33
---------------------------------------------------------------------------------------
Options granted in 2000                                   5,814,617         $ 9.60
---------------------------------------------------------------------------------------
Options exercised in 2000                                  (300,000)        $ 1.33
---------------------------------------------------------------------------------------
Options forfeited in 2000                                   (90,000)        $10.69
---------------------------------------------------------------------------------------
Options outstanding at December 31, 2000                  5,949,617         $ 9.27
---------------------------------------------------------------------------------------
Options exercisable at December 31, 2000                  2,779,317         $ 8.67
---------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                   Options Outstanding                                Options Exercisable
                              ------------------------------------------------------------  ---------------------------------------
                                                    Weighted Average
                              Number Outstanding        Remaining                           Number Exercisable
         Range of              as of December 31,    Contractual Life     Weighted Average   as of December 31,    Weighted Average
      Exercise Price                 2000                (Years)          Exercise Price           2000             Exercise Price
---------------------------   -------------------   -----------------     ----------------  -------------------    ----------------
         $  1.00                    15,000                5.40                $ 1.00                  --               $    --
         $  1.33                   225,000                3.46                $ 1.33             225,000               $  1.33
         $  5.00                   450,000                4.37                $ 5.00             450,000               $  5.00
         $  6.25                   863,500                4.99                $ 6.25             145,000               $  6.25
         $ 10.00                    20,000                5.00                $10.00                  --               $    --
         $ 10.22                    18,000                4.40                $10.22                  --               $    --
         $ 10.69                 3,781,550                4.37                $10.69           1,622,750               $ 10.69
         $ 10.72                   186,567                0.60                $10.72             186,567               $ 10.72
         $ 11.25                   390,000                3.64                $11.25             150,000               $ 11.25
-----------------------------------------------------------------------------------------------------------------------------------
$  1.00 - $ 11.25                5,949,617                4.78               $  9.27           2,779,317               $  8.81
---------------------------   -------------------   -----------------     ----------------  -------------------    ----------------

NOTE 9. Commitments

The Company has entered into operating lease agreements for buildings used for office space and research activities. The leases expire on various dates between the years 2001 and 2004. Future minimum lease payments approximate $293,000, $190,000, $82,000, and $26,844 for the years ended December 31, 2001, 2002,
2003, and 2004, respectively. Rent expense was approximately $295,000, $160,000 and $116,800 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company has entered into consulting and employment contracts in the normal course of business. The contracts expire on various dates between the years 2001 and 2002. Future minimum contract payments approximate $287,500 and $75,000 for the years ended December 31, 2001 and 2002, respectively. Expenses related to these contracts was approximately $45,000 for the year ended December 31, 2000.

NOTE 10. Legal Proceedings

(a) On June 9, 2000, Challis International Limited commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation 3D Technology Limited and the Company. The complaint alleges that Challis entered into several contracts with Constellation Tech or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in the Company. Although none of the contracts upon which Challis bases its claims were with the Company, Challis seeks to hold the Company liable by alleging that the Company is the alter ego of Constellation Tech. Although the Company is not a party to any of the contracts, Challis alleges that since one of the Company's officers signed an appendix to one of the contracts, the Company is therefore directly liable. In addition, Challis alleges that the contracts entitle it to 3,494,205 shares of the Company's common stock. The complaint seeks an order directing the Company to issue proper certificates to Challis for 3,494,205 shares or, alternatively, the fair market value of the shares, plus any incidental damages. The Company does not believe that the ultimate outcome of the litigation will have an adverse effect on the Company's financial position, results of operations and cash flows. The Company intends to vigorously to defend this lawsuit.

(b) On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company entered into a contract with Clearview which provided that for a period of three years commencing October 26, 1999, should financings take place between the Company and a party or affiliate of a party as defined in the contract then the Company would be obligated to pay Clearview cash commissions of 6% of the financings, plus warrants equal to 15% of the financings with an exercise price of 110% of the market. Although the Company was not provided financing by any of the party's included on Clearview's list, Clearview alleges that financing provided by the Halifax Fund, L.P. falls within the parameters of the contract, thereby obligating the Company to pay Clearview a commission. The complaint seeks damages of (i) $600,000 in cash; (ii) warrants to purchase $750,000 of the

Company's shares with an exercise price of $12.65 per share; and (iii) warrants to purchase $750,000 of the Company's shares with an exercise price of $14.03 per share. The Company is unable to determine with any certainty the ultimate outcome of the litigation but does not believe that an adverse outcome will have a material adverse effect on the Company's financial position, results of operations and cash flows. The Company intends vigorously to defend this lawsuit.

(c) On October 20, 2000, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission with respect to the registration of common shares of stock held by certain security holders of the Company (the "Registration Statement"). On December 22, 2000, the Company received a letter from outside counsel to Sands Brothers & Co., Ltd. ("Sands"), claiming that the Company breached certain alleged agreements with Sands by failing to include in the Registration Statement shares underlying warrants to purchase 3,450,000 shares of the Company's common stock to which Sands claimed it was entitled (the "Alleged Warrants"). Sands claimed that it had been damaged, at a minimum, in the amount of $32,128,125 (less the exercise price) by the Company's alleged failure to register shares underlying the Alleged Warrants. In addition, Sands claimed that the Company breached certain agreements with Sands by failing to compensate Sands for certain financing the Company received from third parties, by failing to pay financial advisory fees allegedly owed to Sands, and by failing to give Sands a right of first refusal on certain third party financing. In the December 22, 2000 letter, Sands demanded: (i) that the shares underlying the Alleged Warrants be included in a registration statement; (ii) that the Company compensate Sands for financing it received from certain investors; (iii) that the Company pay Sands $36,000 in financial advisory fees; and (iv) that the Company pay Sands damages for its alleged failure to abide by the alleged first refusal obligations. The Company contends that Sands has failed to fulfill its obligations to the Company and accordingly is not due the compensation demanded. Because Sands has failed to fulfill their obligations to the Company under agreements between the parties, the Company believes that the claims asserted in their December 22, 2000 letter are without merit. Although there can be no assurance that the dispute will not result in litigation, the Company believes that the ultimate outcome of such litigation will not have a material adverse effect on the Company's business, financial position, results of operations and cash flows. The Company intends to vigorously defend any lawsuit filed by Sands.

(d) On January 15, 2001, the Company received a letter from outside counsel to High Tech Investments Corp. Ltd. ("High Tech"), demanding, among other things, that the Company pay $5 million to High Tech and issue to High Tech shares of stock in an amount equal to two percent of the outstanding stock in the Company. According to High Tech, it is owed these amounts based on alleged agreements between the Company and High Tech that were signed in October 1999, according to which High Tech would market the Company in Japan and would promote the Company's business relationship with various Japanese companies. If High Tech's demands are not met, High Tech has threatened "to exercise all legal means available to it to cause the agreements to be performed" and to seek to recover damages for the Company's purported non-performance. The Company has maintained the position that High Tech has no right to payment under the purported agreements and intends to vigorously oppose any attempt by High Tech to enforce these purported agreements. On March 7, 2001, the Company filed a declaratory judgment suit in the Supreme Court for the State of New York seeking a declaration that the purported agreements with Hi-Tech are not valid contracts and that Hi-Tech is not entitled to any payment from the Company.

NOTE 11. Subsequent Events

(a) On January 30, 2001, at the annual meeting of shareholders of the Company, the shareholders approved the redomicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly-created wholly-owned subsidiary Constellation 3D, Inc., a Delaware corporation (the "Subsidiary"). On February 8, 2001, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware. As a result of the redomicile of the Company, the par value was adjusted from $0.001 per share of common stock to a par value of $0.00001 and all per share information for all prior periods have been adjusted accordingly.

(b) On February 14, 2001, the Koor investors exercised their adjustment warrants and were issued warrants to purchase an additional 243,152 shares of common stock for no additional consideration for a period of 60 days. On the same day, another stockholder exercised their adjustment warrants and were issued an additional 19,704 warrants to purchase shares of common stock for no additional consideration for a period of 60 days.

(c) On March 11, 2001, the line of credit with Constellation Tech was amended such that the $6,000,000 would be available until December 31, 2001, with a maximum limit of $1,000,000 per withdrawal for any consecutive 30-day period.

(d) On March 29, 2001, the Company received a firm offer from an affiliate of a major investor for an equity credit line of at least $25 million which is available to the Company at the Company's option through April 30, 2001.

NOTE 12. Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for 2000 and 1999.

                                                  ==========================================================
                                                   First           Second           Third          Fourth
                                                  Quarter          Quarter         Quarter         Quarter
                                                  ----------------------------------------------------------
Net loss:
2000 ..........................................   $2,816,973      $7,201,987      $5,244,999      $4,983,246
1999 ..........................................   $  648,919      $1,008,539      $1,105,256      $2,103,973

Net loss before noncash charges (1):
2000 ..........................................   $2,635,864      $2,300,435      $2,655,353      $2,845,233
1999 ..........................................   $  636,102      $  948,284      $1,097,149      $1,941,214

Net loss per share:
2000 Basic and Diluted ........................         0.07            0.18            0.13            0.11
1999 Basic and Diluted ........................         0.02            0.03            0.04            0.06
                                                  ==========================================================

(1) The Company recorded noncash charges during the years ended December 31, 2000 and 1999. During the year ended December 31, 2000, these charges consisted primarily of stock-based compensation, discount amortization of deferred interest and interest expense relating to the issuance of warrants. The charges amounted to $181,109, $4,901,552, $2,589,646 and $2,138,013 during the quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, respectively.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Constellation 3D, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001.

                                 CONSTELLATION 3D, INC.

                                 By:  /s/ Eugene Levich
                                      --------------------------
                                 Name: Eugene Levich
                                 Title: President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Constellation 3D, Inc. in the capacities and on the dates indicated.

By:   /s/ Eugene Levich
    --------------------------------------------
      Name:       Eugene Levich
      Title:      Chairman of the Board of Directors

      Date:       March ___, 2001.


By:   /s/ Leonardo Berezowsky
    --------------------------------------------------
      Name:       Leonardo Berezowsky
      Title:      Senior Vice President of Finance,
      Chief Financial Officer
      (principal financial and accounting officer),
      and Director

      Date:       March ___, 2001.


By:   /s/ Michael Goldberg
    --------------------------------------------------
      Name:       Michael Goldberg
      Title:      Director

      Date:       March ___, 2001.


By:   /s/ Lev Zaidenberg
    --------------------------------------------------
      Name:       Lev Zaidenberg
      Title:      Director

      Date:       March ___, 2001.

By: /s/ Stuart N. Garawitz
    --------------------------------------------------
      Name:       Stuart N. Garawitz
      Title:      Director

      Date:       March ___, 2001.


By:   /s/ Val Mandel
    --------------------------------------------------
      Name:       Val Mandel
      Title:      Director

      Date:       March ___, 2001.


By:   /s/ Joseph Shefet
    --------------------------------------------------
      Name:       Joseph Shefet
      Title:      Director

      Date:       March ___, 2001.

                                INDEX TO EXHIBITS

   Number                             Description
==========  ====================================================================
   2.1(1) Asset Purchase Agreement by and between C3D Inc., Constellation 3D Technology Limited, TriD Store, Inc., and TriD IP S.A., dated as of October 1, 1999.

   2.2(9) Agreement and Plan of Merger by and between Constellation 3D, Inc., a Florida corporation, and Constellation 3D, Inc., a Delaware corporation, as of January 9, 2001.

   3.1(9) Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.

   3.2(9)   Bylaws of Constellation 3D, Inc., a Delaware corporation.

   4.1(8) Loan Conversion Rights Agreement, dated December 2, 1998, by and between Argotec Ltd./ Formula Ventures Ltd. and Constellation 3D Holdings Limited.

   4.2(8) Letter Agreement converting the outstanding loan in the amount of $600,000 to common stock, dated September 12, 2000, between Formula Ventures, L.P. and Constellation 3D, Inc.

   4.3(1) Investor's Rights Agreement, dated August 10, 1999, by and between C3D Inc. and Seattle Investments LLC.

   4.4(2) Purchase Agreement, dated as of November 11, 1999, by and between Wilbro Nominees Limited and C3D Inc.

   4.5(2) Registration Rights Agreement, dated November 11, 1999, by and between Wilbro Nominees Limited and C3D Inc.

   4.6(10) Letter Agreement, dated October 19, 2000, regarding shares of common stock and warrants owned by Wilbro Nominees Limited.

   4.7(2) Subscription Agreement, dated November 29, 1999, by and between C3D Inc. and MBA-on-Demand, L.L.C.

   4.8(2) Purchase Agreement, dated as of December 24, 1999 between Winnburn Advisory and C3D Inc.

   4.9(2) Registration Rights Agreement, dated as of December 24, 1999, by and between Winnburn Advisory and C3D Inc.

   4.10(8) Letter Agreement converting 8% Series C Convertible Note to common stock, dated August 23, 2000, by and between Winnburn Advisory and Constellation 3D, Inc.

   4.11(8) Letter Agreement converting 8% Series C Convertible Note for $300,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

   4.12(8) Letter Agreement converting 8% Series C Convertible Note for $1,000,000 to common stock, dated August 23, 2000, by and between Epicenter Venture Finance Ltd. and Constellation 3D, Inc.

   4.13(8) Finder's Agreement, dated July 13, 2000, between Constellation 3D, Inc. and The Shemano Group, Inc.

   4.14(8) Letter Agreement concerning warrant registration instructions, dated September 18, 2000, between The Shemano Group, Inc. and Constellation 3D, Inc.

   4.15(5) Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation 3D, Inc. and Halifax Fund, L.P.

   4.16(5) Registration Rights Agreement, entered into as of August 23, 2000, between Constellation 3D, Inc. and Halifax Fund, L.P.

   4.17(5) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

   4.18(7) Amended and Restated Common Stock Purchase Warrant No. W2 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

   4.19(5) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

   4.20(7) Amended and Restated Common Stock Optional Warrant No. OW2 to Purchase Optional Units of

   Number                             Description
==========  ====================================================================
            Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

   4.21(5) Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.

   4.22(7) Amended and Restated Common Stock Adjustment Warrant No. AW2 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

   4.23(7) Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax Fund, L.P. and Constellation 3D, Inc.

   4.24(8) Common Stock Investment Agreement, dated August 31, 2000, among Constellation 3D, Inc. and Koor's Investors.

   4.25(8) Letter Amendment to the Common Stock Investment Agreement and Related Agreements, dated October 18, 2000, by and between Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.

   4.26(8) Registration Rights Agreement, dated August 31, 2000, by and between Constellation 3D, Inc. and Koor's Investors.

   4.27(8) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

   4.28(8) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

   4.29(8) Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

   4.30(8) Warrant Agreement, dated August 18, 2000, by and between Constellation 3D, Inc. and Blank Rome Comisky & McCauley LLP.

   4.31(8) Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc. and Jacqueline Hershkovitz.

   4.32(8) Registration Rights Agreement, dated September 12, 2000, between Constellation 3D, Inc. and Jacqueline Hershkovitz.

   4.33(8) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.

   4.34(8) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.

   4.35 Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.

   4.36(8) Contract for Capital Raising, dated August 18, 2000, between Koor Underwriters and Issuers Ltd. and Constellation 3D, Inc.

   4.37(8) Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

   4.38(8) Amendment and Supplement to Common Stock Investment-Term Sheet, dated August 18, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

   4.39(6) Securities Purchase Agreement, dated March 23, 2000, by and between Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.

   4.40(6) Registration Rights Agreement dated as of March 24, 2000 by and between Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.

   4.41(6) 10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture Capital Associates LLC.

   4.42(2)  Warrant dated November 11, 1999 issued to Moorwood Investment
            Limited.

  10.1(1) Rental Contract, Unprotected According to the Tenants' Protection Law (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972, made and

   Number                             Description
==========  ====================================================================
            signed in Tel Aviv on March 25, 1997.

    10.2(2) Rental Contract, Unprotected According to the Tenants' Protection
            Law (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8, 1998.

    10.3(1) Agreement N. 356/181298 on the rent of office premises, dated
            December 18, 1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

    10.4(1) Optima Services Agreement (Member), dated April 23, 1999, by and between Omni Offices Inc. and C3D Inc.

    10.5(1) The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU
            Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

    10.6(1) Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

    10.7(2) Sublease Agreement, dated November 18, 1999, by and between Harex
            Global Corporation, as lessor, and C3D Inc., as lessee.

    10.8(3) Agreement N. 356A/291299 on the rent of the office premises, dated
            December 29, 1999 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

    10.9(3) The Rent Agreement of office premises No. 5/2, dated January 5,
            2000, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Renter."

   10.10(8) Agreement of Unprotected Tenancy According to Law for Tenant
            Protection (Miscellaneous Instructions) 5728-1968 as Integrated into Law for Tenant Protection (Consolidated Version) 5732-1972 as Drawn and Signed in Holon on the 30th of August 2000, between Sadav (1988) Building and Investment Ltd. and C3D Israel Ltd.

   10.11(1) Employment Agreement dated July 15, 1998, by and between Memory
            Devices (M.D.) (1996) Ltd. and Ronen Yaffe.

   10.12(2) Letter of Intent, dated December 20, 1999, by and between Toolex
            International N.V. and C3D Inc.

   10.13(2) Co-Invention Agreement, dated December 20, 1999, by and between
            Toolex International N.V. and C3D Inc.

   10.14(9) Constellation 3D, Inc. 1999 Stock Option Plan.

   10.15(9) Amendment to the 1999 Stock Option Plan of Constellation 3D, Inc.

   10.16(3) Stock Option Agreement, dated December 27, 1999, made by and between C3D Inc. and Michael L. Goldberg, Esquire.

   10.17(8) Contract for Services, dated May 11, 2000, between Constellation
            3D, Inc. and Greenland Investments, Inc.

   10.18(8) Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and Vladimir Schwartz.

   10.19(8) Warrant Agreement, dated August 22, 2000, by and among
            Constellation 3D, Inc., TriD Store IP, LLC, Reflekt Technology, Inc., and Vladimir Schwartz.

   10.20(3) Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D Inc.

   10.21(3) Amendment No. 1 to Placement Agency Agreement, dated December 22,
            1999 by and between Sands Brothers & Co., Ltd. and C3D Inc.

   Number                             Description
==========  ====================================================================
   10.22(6) Amendment No. 2 to Placement Agency Agreement, dated March 7,
            2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

   10.23(6) Amendment No. 3 to Placement Agency Agreement, dated March 23,
            2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

   10.24(4) Amendment No. 4 to Placement Agency Agreement, dated May 16,
            2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 2 to Warrant Agreement dated May 16, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

   10.25(4) Amendment No. 5 to Placement Agency Agreement, dated May 31,
            2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 3 to Warrant Agreement, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.; Amendment No. 1 to Warrant Certificate No. SB-2, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

   10.26(4) Amendment No. 6 to Placement Agency Agreement, dated June 28,
            2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.

   10.27(4) Amendment No. 7 to Placement Agency Agreement, dated August 3,
            2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 4 to Warrant Agreement, dated August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 2 to Warrant Certificate No. SB-2, dated August 3, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.

   10.28(3) Warrant Agreement, dated December 1, 1999, by and between Sands
            Brothers & Co., Ltd. and C3D, Inc.

   10.29(6) Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

   10.30(6) Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

   10.31(6) Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

   10.32(8) Loan Agreement, dated August 23, 2000, by and among Constellation
            3D Technology Limited and Constellation 3D, Inc.

    10.32.1 Amendment to Loan Agreement, dated March 11, 2001, by and among Constellation 3D Technology Limited and Constellation 3D, Inc.

   10.33(8) Convertible Note, dated August 28, 2000, by and between
            Constellation 3D Technology Ltd. and Constellation 3D, Inc.

      10.34 Lease of Corporate Apartment by and between Constellation 3D, Inc. as tenant and Related Broadway L.L.C. as landlord dated October 29, 2000.

      10.35 Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings Property L.L.C. effective November 15, 2000.

      10.36 Employment Agreement by and between Constellation 3D, Inc. and Craig Weiner.

      10.37 Employment Agreement by and between Constellation 3D, Inc. and Raymond Peter Tellini.

    16.1(8) Auditor's Resignation Letter dated October 20, 2000

      21.1  Subsidiaries of Constellation 3D, Inc.

----------

(1) Incorporated by reference to exhibits filed with Registration Statement on Form 10 filed November 12, 1999.

(2) Incorporated by reference to exhibits filed with Registration Statement on Form 10/A No. 1 filed December 27, 1999.

(3) Incorporated by reference to exhibits filed with Registration Statement on Form 10/A No. 2 filed January 14, 2000.

(4) Incorporated by reference to exhibits filed with Form 10-Q filed August 14, 2000.

(5) Incorporated by reference to exhibits filed with Form 8-K filed August 25, 2000.

(6) Incorporated by reference to exhibits filed with Form 10-K/A filed March 31, 2000.

(7) Incorporated by reference to exhibits filed with Form 8-K filed October 6, 2000.

(8) Incorporated by reference to exhibits filed with Form S-1 filed October 20, 2000.

(9) Incorporated by reference to Appendices filed with the Definitive Proxy Statement filed January 16, 2001.

(10) Incorporated by reference to exhibits filed with Form S-3 filed February 7, 2001.