Form 10-Q
period 2001-03-31
CONSTELLATION 3D INC
filed 2001-05-15
CIK 1080290

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 2001
                        Commission File Number 0-28081

                            CONSTELLATION 3D, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      13-4064492
            --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              805 3/rd/ Avenue, 14/th/ Floor, New York, NY 10022
              --------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (212) 308-3572
                                --------------
             (Registrant's telephone number, including area code)



Indicated by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [_]

As of April 30, 2001, 45,391,344 shares of the registrant's common stock, $.00001 par value per share, (the "Common Stock") were issued and outstanding, excluding the 500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                            INDEX TO THE FORM 10-Q
                 For the quarterly period ended March 31, 2001


PART I - FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31,
                  2000..............................................................................   1

                  Consolidated Condensed Statements of Operations for the three months ended
                  March 31, 2001 and 2000, and the period from September 25, 1997 (inception)
                  to March 31, 2001.................................................................   2

                  Consolidated Condensed Statements of Stockholders' Equity for the three months
                  ended 31, 2001....................................................................   3

                  Consolidated Condensed Statements of Cash Flows for the three months ended
                  March 31, 2001 and 2000, and the period from September 25, 1997 (inception)
                  to March 31, 2001.................................................................   4

                  Notes to Consolidated Condensed Financial Statements..............................   6

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...............................................  10

        ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................  15

PART II - OTHER INFORMATION

        ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................  24

        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................  24

        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................................  25

SIGNATURES        ..................................................................................  30

                                      (i)

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

FORWARD LOOKING STATEMENTS

     Some of the information in this Quarterly Report and the documents incorporated by reference in this Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the appearance of words and phrases such as "will likely result," "may," "believes," "are expected to," "is anticipated to," "is forecasted to," "is designed to," "plans to," "predict," "seek," "estimate," "projected," "intends to" or other similar words and phrases. Important factors that could cause actual results to differ materially from expectations include:

     .    failure to raise sufficient capital to fund business operating plans;

     .    market conditions and demand for new data storage technology;

     . the Company's competitors' ability to successfully develop new technologies to satisfy demand for data storage;

     . difficulties in achieving sales, gross margin and operating expense targets based on competitive market factors;

     . difficulties in competing successfully in the markets for new products with established and emerging competitors;

     . difficulties with single source supplies, product defects or product delays;

     . difficulties in forming and maintaining successful joint venture relationships;

     .    difficulties in negotiating and receiving licensing royalties;

     . difficulties in obtaining, maintaining and using intellectual property protections;

     .    changes in data storage technological protocols and standards;

     .    volatility in interest rates and currency exchange rates;

     . difficulties in state, federal, foreign and international regulation and licensing requirements;

     . economic and political instability in the foreign countries where the Company conducts operations;

     .    litigation actions by directors, employees, investors and others;

                                     (ii)

     .    limited operation and management history;

     .    dependence on key personnel; and

     .    effects of significant interest, compensation, and consulting charges;
          and

     .    other factors discussed in this Quarterly Report.

     All of the above factors could cause the Company's actual results to differ materially from historical results and those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Quarterly Report, including without limitation, the Risk Factors contained in this Quarterly Report. This document should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

                                     (iii)

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       March 31,
                                                                                         2001        December 31,
                                                                                      (unaudited)        2000
------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

  Cash and cash equivalents                                                          $  5,487,102    $  8,728,600
  Prepaid and other                                                                       304,469         245,372
-----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    5,791,571       8,973,972

Furniture and Equipment, net                                                              584,323         426,293
-----------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $  6,375,894    $  9,400,265
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                              $  2,082,630    $  1,924,773
  Due to related parties                                                                  275,626         267,283
  Convertible Line of Credit, net of discount of $192,638 and $312,968                    863,810         720,278
  Convertible notes payable, net of discount of $1,244,817 and $1,880,847               2,759,566       2,224,906
-----------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                               5,981,632       5,137,240

Other Long Term Liabilities                                                                46,154          39,237
-----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                       6,027,786       5,176,477
-----------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common stock, $.00001 par value; 100,000,000 shares
   authorized, 43,506,194 and 43,192,775 issued and outstanding                               435             432
  Additional paid in capital                                                           36,243,892      35,141,895
  Deficit accumulated during the development stage                                    (35,896,219)    (30,918,539)
-----------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                348,108       4,223,788
-----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                           $  6,375,894    $  9,400,265
=================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                               Cumulative Amounts
                                                 From Inception                Three Months Ended March 31,
                                              (September 25, 1997)             ----------------------------
                                             Through March 31, 2001            2001                     2000
----------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES
  Research and development                        $ 11,772,691             $  1,674,715             $    779,733
  General and administrative                        11,075,775                1,992,335                1,121,072
  Marketing                                          6,286,292                  501,731                  145,965
----------------------------------------------------------------------------------------------------------------

 Total operating expenses                           29,134,758                4,168,781                2,046,770
----------------------------------------------------------------------------------------------------------------

 OTHER EXPENSES
  Interest expense, net                              6,573,116                  787,018                  761,682
  Taxes                                                188,345                   21,881                    8,521
----------------------------------------------------------------------------------------------------------------

 Net loss                                         $(35,896,219)            $ (4,977,680)            $ (2,816,973)
================================================================================================================

 Net loss per share - basic and diluted                                    $      (0.11)            $      (0.07)
================================================================================================================

 Weighted average number of shares
   of common stock outstanding -
   basic and diluted                                                         43,349,485               41,001,609
================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                       Common Stock                                 Deficit
                                                 ------------------------                         Accumulated
                                                                               Additional          During the
                                                   Shares         Amount     Paid-in Capital    Development Stage         Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                       43,192,775     $     432      $35,141,895        $(30,918,539)        $ 4,223,788

Issuance of common stock on exercise of
  adjustment warrants - February 14,
  2001                                              313,419             3               (3)                  -                   -

Noncash stock-based compensation
  relating to issuance of stock options                   -             -        1,102,000                   -           1,102,000

Net loss                                                  -             -                -          (4,977,680)         (4,977,680)
----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001 (unaudited)              43,506,194     $     435      $36,243,892        $(35,896,219)        $   348,108
==================================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                         Cumulative Amounts
                                                           From Inception
                                                        (September 25, 1997)             Three Months Ended March 31,
                                                          Through March 31,              ----------------------------
                                                                2001                     2001                     2000
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                                 $(35,896,219)             $ (4,977,680)            $(2,816,973)
  Adjustments to reconcile net loss to net
  cash used in operating activities:

    Noncash stock-based compensation                          6,293,206                 1,102,000                       -
    Beneficial conversion feature                               245,000                         -                 120,000
    Discount amortization                                     3,322,546                   756,361                  49,472
    Depreciation                                                194,176                    42,134                  11,637
    Write down of furniture and equipment                        49,750                         -                       -
    Interest expense relating to issuance of
    warrants                                                  1,115,000                         -                       -
    Interest expense relating to modification                   668,000                         -                       -
    of debt conversion rates
    Warrants issued relating to services                        106,000                         -                       -
    rendered
    Changes in operating assets and liabilities:
        Prepaid and other                                      (304,469)                  (59,097)                (59,955)
        Accounts payable                                      2,082,630                   157,857                 465,278
        Accrued interest on debt                                354,742                   (78,170)                 79,030
-------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                       (21,769,638)               (3,056,595)             (2,151,511)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Purchase of furniture and equipment                          (939,404)                 (200,163)                (43,475)
  Sale of furniture and equipment                                80,405                         -                       -
  Business acquisition, net of cash acquired                  1,019,413                         -                       -
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used in) Investing Activities                160,414                  (200,163)                (43,475)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from issuance of common stock                     16,533,056                         -                       -
  Proceeds from issuance of convertible debt                  7,700,000                         -               4,000,000
  Proceeds from borrowings on line of credit                  1,000,000                         -                       -
  Proceeds from shareholders loan                             1,541,490                         -                       -
  Net changes in other long-term debt                            46,154                     6,917                     450
  Advances from (repayments to) related party)                  275,626                     8,343                  (5,640)
-------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                    27,096,326                    15,260               3,994,810
-------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                5,487,102                (3,241,498)              1,799,824

Cash and Cash Equivalents, beginning of period                        -                 8,728,600               2,030,139
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                   $  5,487,102              $  5,487,102             $ 3,829,963
=========================================================================================================================

                                   Continued

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                  Continued

                                                         Cumulative Amounts
                                                           From Inception
                                                        (September 25, 1997)             Three Months Ended March 31,
                                                          Through March 31,              -----------------------------
                                                                2001                     2001                     2000
-------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes                                         $     48,000             $      7,000             $         -
Cash paid for interest                                      $    411,500             $    200,000             $         -

Non-cash Financing Activity
Deferred financing cost related to
 detachable warrants                                        $  4,760,000             $          -             $ 3,880,000
Conversion of notes payable                                    3,927,205                        -                       -
Conversion of loans payable                                    1,643,653                        -                       -
Net assets disposed of upon acquisition                           66,028                        -                       -
Stock issued in reverse acquisition                              953,205                        -                       -
=========================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.   BUSINESS DESCRIPTION

Constellation 3D, Inc., formerly a Florida Corporation and after redomiciliation, a Delaware corporation ("C3D"); together with all of its subsidiaries (the "Company"), was incorporated on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the company was changed to C3D Inc. on March 24, 1999 in anticipation of a transaction with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech").

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

As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $4,977,680 for the three months ended March 31, 2001, and to date has accumulated losses of $35,896,219. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund research and development and increased administration resources.

The Company will need to raise additional capital to sustain operations. The Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future.

The Company believes that it has sufficient working capital and available lines of credit and access to additional capital to sustain operations through March 2002. However, because the Company is a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

NOTE 2.   BASIS OF PRESENTATION

The accompanying consolidated condensed interim financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheets as of March 31, 2001, and the related consolidated condensed statements of operations, stockholders' equity and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in C3D's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

The Company's financial statements are prepared in conformity with accounting principles generally accepted in the Unites States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The results of operations and cash flows presented for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $35,896,219 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument

(including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company's adoption of SFAS 133 did not have a material effect on its financial position or results of operations.

NOTE 3.   INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A 100% valuation allowance has been recorded against the deferred tax asset as management has yet to establish that recovery of this asset is more likely than not.

NOTE 4.   NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and contingent shares, based on the treasury method of computing such effects, and are not included in the calculation of loss per share, as their effect was anti-dilutive. The assumed exercise of stock options, warrants, adjustment warrants, as well as the issuance of common stock upon conversion of convertible debt, aggregating 15,083,922 shares at March 31, 2001, would potentially dilute basic earnings per share.

NOTE 5.   CONVERTIBLE LINE OF CREDIT

On August 23, 2000, the Company established an unsecured credit line of up to $6 million with Constellation Tech which expired on February 23, 2001. On March 11, 2001, the line of credit with Constellation Tech was amended such that the $6,000,000 would be available until December 31, 2001, with a maximum limit of $1,000,000 per withdrawal for any consecutive 30-day period. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation Tech has the right to convert the outstanding loan amount together with accrued interest into common equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72. At March 31, 2001, the Company has utilized $1,000,000 of this credit facility. Constellation Tech is a related party by virtue of it owning a majority of the shares of the Company's common stock as well as having common directors and officers.

NOTE 6.   CONVERTIBLE NOTE PAYABLE

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

NOTE 7.   STOCKHOLDERS' EQUITY

Warrants

On February 14, 2001, investors exercised their adjustment warrants, which were granted pursuant to a sale of common stock of the Company on August 31, 2000, and were issued an additional 262,856 shares of common stock for no additional consideration. On the same day, another investor exercised its adjustment warrants, pursuant to a sale of common stock of the Company on September 12, 2000, and was issued an additional 19,710 shares of common stock for no additional consideration. Also on February 14, 2001, another investor exercised its adjustment warrants, pursuant to a sale of common stock of the Company on August 17, 2000, and was issued an additional 30,853 shares of common stock for no additional consideration.

Stock options

The shareholders approved the 1999 stock option plan (the "Plan") on December 27, 1999. The Plan allows the Company to grant stock options to its officers, key employees, directors and other important consultants at prices not less than fair market value at the date of grant. A maximum of 7,000,000 shares were approved to be issued under the Plan as amended. As of March 31, 2001, there were 5,170,370 options under this Plan outstanding and 1,456,567 options outside of the Plan outstanding.

During the three months ended March 31, 2001, the Company granted options to employees of the Company to purchase 560,000 shares of the Company's common stock at exercise prices ranging from $5.19 to $6.97 per share. The options vest over a three year period. No expense was recognized upon granting of the options as the exercise prices were equal to the fair market values on the grant date.

On February 9, 2001, the Company granted an employee of the Company 17,320 options at an exercise price of $0.01 per share. These options vested immediately and expire on February 9, 2005. In connection with the issuance, the Company recorded compensation expense of $105,000 and an increase to additional paid-in capital, representing intrinsic value ascribed to issuance. On the same day, the Company granted an employee of the Company 100,000 options at an exercise price of $6.06 per share. These options vest upon the employee achieving certain defined goals. In connection with the issuance, the Company recorded compensation expense of $55,000 and an increase to additional paid-in capital, representing the fair value of the issuance calculated using the Black-Scholes option-pricing model. The compensation expense associated with the grant of the 100,000 options will be re-valued at each quarter, until fully vested, and be subject to variable accounting compensation treatment.

The Company estimates the fair value of each stock option at the measurement date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended March 31, 2001; no dividend yield for any period; expected lives of 1 to 5 years; expected volatility of 80%; weighted average risk-free interest rates of 4.5%.

NOTE 8.   SUBSEQUENT EVENTS

a) On April 26, 2001, investors exercised their adjustment warrants, which were granted pursuant to sales of common stock of the Company on August 23, 2000 and September 19, 2000, and were issued an additional 1,885,150 shares of common stock for no additional consideration.

b) On May 11, 2001, the Company extended its firm offer from an affiliate of a major investor for an equity credit line of at least $25 million which is available to the Company at the Company's option through June 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including risk factors set forth in this Quarterly Report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report.

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

 .    increase expenditures on marketing and business development by hiring additional staff, hosting demonstrations of the Company's technology to potential strategic partners, continually obtaining information about the market size and growth parameters to update the market analysis, updating industry pricing and cost trends, and monitoring new technological developments in the industry;

 .    enhance existing capabilities of products by increasing the levels of research and development expenditures and capital;

 .    increase expenditures on administration, by expanding the current management team, to provide the overall management of the parent company as well as the subsidiaries;

 .    increase monthly expenditures on professional fees for patent registration, licensing and joint venture agreements;

 .    establish research and development facilities with initial manufacturing capabilities in the United States by hiring additional staff and transferring equipment and personnel; and

 .    In addition, the Company anticipates incurring additional expenses with respect to industrialization of its first generation of products.

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

        On January 2, 2001, the Company agreed to acquire certain fixed assets of its former Ukrainian subcontractor, Ladis Ltd., for cash consideration of approximately $30,000. Since that date, C3D has continued to conduct its Ukrainian operations using the equipment and other assets acquired from the former subcontractor.

        On January 29, 2001, the Company formed Velor Incorporated ("Velor"), a Delaware corporation headquartered in Massachusetts that is 81% owned by the Company. Since incorporation, Velor has had no operations. Velor intend to engage in the business of researching and developing solid-state memory products.

        The Company is in the final stages of forming C3D Clear Card ("C3D Clear Card"), a Russian corporation that will be headquartered in Moscow, Russia and will be 100% owned by the Company. The Company intends to use C3D Clear Card as a research and development office.

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

Results of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

        The Company's reported financial condition and earnings for the three months ended March 31, 2001 and 2000, includes all amounts for the parent company, C3D, and C3D's three wholly owned operating subsidiary companies, C-TriD Israel Ltd., an Israeli company ("C-TriD"), TriD Store Vostok, a Russian company ("Vostok"), and FMD&E, Inc., a Massachusetts company ("FMD&E").

        Revenue. The Company generated no revenue for the three months ended March 31, 2001 and 2000.

        Research and Development Expenses. The Company incurred research and development expenses of $1,674,715 for the three months ended March 31, 2001, compared with $779,733 for three months ended March 31, 2000 for an increase of $894,982, or approximately 115%. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, and professional fees for patent registration of intellectual property. The significant costs were payroll for staff and contractors, which amounted to $1,074,511 for the three months ended March 31, 2001, compared with $506,825 for the three months ended March 31, 2000. Such increase was primarily due to a $250,000 payment for a feasibility study and $170,000 subcontracting agreement. Professional fees were $144,265 for patent registration for the three months ended March 31, 2001, compared with $67,810 for the three months ended March 31, 2000. Materials consumed amounted to

$102,591 for the three months ended March 31, 2001, compared with $19,721 for the three months ended March 31, 2000. Travel expenses amounted to $127,025 for the three months ended March 31, 2001, compared with $80,449 for the three months ended March 31, 2000. The increase in travel costs is due to the travel of research and development staff between the Company's geographical locations. General and administrative costs associated with research and development facilities were $211,775 for the three months ended March 31, 2001, compared with $99,931 for the three months ended March 31, 2000, reflecting the increased activities of the research and development offices.

        General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $1,992,335 for the three months ended March 31, 2001, compared with $1,121,072 for the three months ended March 31, 2000 for an increase of $871,263, or approximately 78%. The Company paid substantially more for compensation of staff and facilities for the three months ended March 31, 2001, than it did for the three months ended March 31, 2000. Payroll expenses and management fees relating to general and administrative activities were $238,153 for the three months ended March 31, 2001, compared with $207,714 for the three months ended March 31, 2000. Professional fees were $265,890 for the three months ended March 31, 2001, compared with $517,717 for the three months ended March 31, 2000. The decrease was due to the reduced need for legal and accounting support for the preparation of the public filings, including the quarterly and annual reports. Office and maintenance charges were $166,000 for the three months ended March 31, 2001, compared with $106,073 for the three months ended March 31 2000. The increase in office and maintenance charges relates to the increased activity of the New York office for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, when the corporate office in New York had recently opened. Travel and accommodation expenses were $83,003 in the three months ended March 31, 2001, compared with $152,439 for the three months ended March 31, 2000. The decrease in travel and accommodation expenditures was due to the decreased fund-raising activities of the Company for the three months ended March 31, 2001, compared with the three months ended March 31, 2000. Consulting fees amounted to $999,422 for the three months ended March 31, 2001, compared with $86,000 for the three months ended March 31, 2000. The increase is due to a non-cash compensation charge of $973,000 for the accounting charge of options to non-executive directors and consultants during the three months ended March 31, 2001, compared with no such charge for the three months ended March 31, 2000. Shareholder relations expenses and filing fees were $203,747 for the three months ended March 31, 2001, compared with $34,970 for the three months ended March 31, 2000. The increase is due to the hiring of additional advisory firms.

        Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $501,731 for the three months ended March 31, 2001, compared to $145,965 for the three months ended March 31, 2000, when the Company had just begun to demonstrate its technology. The Company incurred $264,867 for compensation expenses relating to marketing and business development for the three months ended March 31, 2001, compared with $105,000 for the three months ended March 31, 2000. The increase was primarily due to a non-cash stock-based compensation of $129,000 due to the grant of options to an employee and non-employee consultants for the three months ended March 31, 2001. The Company reflected the effects of the compensation expense related to the grant of stock options as an increase to additional paid-in capital in the statement of stockholders' equity. Travel and accommodation expenses for product demonstrations and exhibits were $147,783 for the three months ended March 31, 2001, compared with $36,262 for the three months ended March 31, 2000. The Company incurred $29,467 in expenses relating to media exposure for the three months ended March 31, 2001, compared to $4,703 for the three months ended March 31, 2000.

        Interest Expense, net. The Company recorded net interest expense of $787,018 for the three months ended March 31, 2001, compared with $761,682 for the three months ended March 31, 2000 for an increase of $25,336, or approximately 3%. The interest expense included $756,361 for the amortization of the financing discount associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit during the three months ended March 31, 2001, compared to $49,472 for the three months ended March 31, 2000 when the company had recently entered into the financing transaction. The Company recorded no expenses for the beneficial conversion feature for the three months ended March 31, 2001, compared to an expense of $120,000 for the beneficial conversion feature on a subordinated convertible debt issued during the three months ended March 31, 2000. The Company did not incur interest expenses related to commissions charged on debt financings issued during the three months ended March 31, 2001, compared with interest expenses of $500,000 related to commissions charged on the subordinated convertible debt issue during the three months ended March 31, 2000. Interest expenses relating to bank overdrafts, shareholder loans and subordinated convertible debt amounted to $121,833 for the three months ended March 31, 2001, compared to $104,254 for the three months ended March 31, 2000. Interest revenue was generated through short-term deposits and amounted to $91,176 during the three months ended March 31, 2001, compared $12,044 for the three months ended March 31, 2000.

        Taxes. The Company has generated intercompany taxable income to date and therefore has incurred $21,881 for the three months ended March 31, 2001, compared with $8,521 for the three months ended March 31, 2000. Israeli and Russian subsidiaries, C-TriD and Vostok, incurred taxes due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has fully reserved deferred tax assets created primarily from net operating loss carry-forwards because management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

        As of March 31, 2001, the Company's cash position was $5,487,102 and its working capital deficit was $190,061, compared to a cash position of $8,728,600 and a working capital of $3,836,732 as of December 31, 2000.

        Since inception, the Company has financed its operations from capital contributions, shareholder loans, subordinated convertible debt, and borrowings from a line of credit. During the three months ended March 31, 2001, the Company did not enter into any financing transactions, compared with the receipt of gross proceeds of $4,000,000 from the issuance of subordinate convertible debt for the three months ended March 31, 2000.

        Net cash used in operating activities was $3,056,595 for the three months ended March 31, 2001, including a net loss of $4,977,680 and an increase in payables of $157,857. This compares with net cash used in operating activities of $2,151,511 for the three months ended March 31, 2000, including a net loss of $2,816,973 and an increase in payables of $465,278. For the three months ended March 31, 2001, the Company recorded non-cash expenses of $1,102,000 relating to the issuance of stock options to employee and non-employee consultants and $756,361 for the amortization of a discount from the issuance of detachable warrants in connection with past financings. This compares with a charge of $120,000 for the beneficial conversion feature on a convertible debt issued during the period and $49,472 for the amortization of a discount from the issuance of detachable warrants in connection with past financings for the three months ended March 31, 2001. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements for the foreseeable future.

        The Company incurred net capital expenditures of $200,163 for the three months ended March 31, 2001, compared with $43,475 for the three months ended March 31, 2000. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

        Based on its existing capital resources and funding proposals, the Company believes that it will be able to fund operations through March 2002. The Company's capital requirements depend on several factors, including the success and progress of research development programs, the resources devoted to developing products, the extent to which products achieve market acceptance, and other factors. The Company anticipates that it will require substantial additional financing to fund its working capital requirements. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. There can be no assurance that the

Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

        The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $35,896,219 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS No. 137 defining SFAS No. 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company's adoption of SFAS 133 did not have a material effect on its financial position or results of operations.

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

RISK FACTORS

        The Company's prospects are subject to certain uncertainties and risks. This Quarterly Report contains certain forward-looking statements within the meaning of the Federal Securities Laws. The Company's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors, including but not limited to those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the SEC. Risks and uncertainties which either the Company does not know about or the Company currently believes are immaterial may also materially impair the Company's business operations. Other risks and uncertainties are described in the Company's 10-K filed with the Commission on April 2, 2001.

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

        As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $4,977,680 for three months ended March 31, 2001, $20,247,205 for the year ended December 31, 2000, and $4,866,687 for the year ended December 31, 1999. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund research and development and increase administration resources. However, the Company anticipates receiving revenues at the earliest by the first quarter of 2002. Nevertheless, it is possible that the Company's revenues may never be sufficient to recognize a profit.

        The Company will need to raise additional capital to sustain operations. The Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future.

        The Company believes that it has sufficient working capital and available lines of credit and access to additional capital to sustain operations through March 2002. However, because the Company is a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

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

        Although the Company intends to rely on trade secret, trademark, copyright and other intellectual property laws to protect the Company's Fluorescent Memory Technology, the Company currently relies almost entirely on patent laws for protection. While the Company intends to vigorously enforce the Company's intellectual property rights, the Company cannot assure that the steps taken to protect the Fluorescent Memory Technology and to enforce the rights will be successful. Through the Company's wholly owned subsidiary, TriDStore IP, L.L.C., as of May 1, 2001, the Company individually held nine U.S. patents, more than fifty U.S. and foreign regular patent applications, thirteen pending U.S. provisional patent applications and fourteen international patent applications pursuant to the Patent Cooperation Treaty. In addition, the Company's 81% owned subsidiary, Velor Incorporated has pending two U.S. provisional patent applications. The Company cannot assure that it will timely exercise the right to convert provisional or PCT patent applications into regular or international patent applications or that patent authorities will issue patents for any regular or international patent applications.

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

        The Company does not presently have product liability insurance. Currently, the Company's technology is not mass manufactured and the Company does not expect that anyone will mass manufacture the Company's technology in the immediate future. Possible future product liability lawsuits may affect the reputation of the Company's future products and services or otherwise diminish the Company's financial results even though the Company may obtain product liability insurance. The Company may protect itself against product liability claims by contractually requiring the joint ventures and licensees:

 .    to have continuous quality control inspections, detailed training and instructions in the manufacture of the Company's products;

 .    to indemnify the Company for damages caused by tortuous acts or omissions of the joint venture or licensee; or

 .    to obtain and maintain adequate product liability insurance.

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

        The stock market in general and the market for shares in technology companies in particular have recently experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. The Company believes that the principal factors that may cause price fluctuations are:

 .    fluctuations in the Company's financial results;

 .    fluctuations in the Company's product development timetables;

 .    general conditions and development in the technology industries and the worldwide economy;

 .    conditions and expectations regarding the data storage markets;

 .    sales of the Company's common stock into the marketplace;

 .    the number of market makers for the Company's common stock;

 .    announcements of technological innovations or new or enhanced products by the Company or the Company's competitors;

 .    a shortfall in revenue, gross margin, earnings or other financial results from operations or changes in analysts' expectations;

 .    developments in the Company's relationships with the Company's suppliers and potential customers; and

 .    significant operating and interest charges as a result of the Company's need to obtain future financing or services.

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

        Future sales of the Company's common stock in the public market, or the issuance of shares of common stock upon the exercise of stock options and warrants or otherwise, could adversely affect the market price of the Company's common stock and impair the Company's ability to raise capital through the sale of equity or equity-related securities. As of March 31, 2001, the following number of shares of common stock are issued or issuable:

Issued and outstanding /(1)/......................................... 43,506,194
Issuable upon exercise of outstanding warrants whether or not currently exercisable /(2) (4) (5)................................  6,251,922
Issuable upon exercise of outstanding stock options whether or not currently exercisable.............................................  6,626,937
Issuable upon conversion of convertible loans /(3)/..................    319,913


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

        As of March 31, 2001, of the 43,506,194 issued and outstanding shares identified in the table above, 31,482,480 are restricted securities (i.e., excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly-owned subsidiaries) within the meaning of Rule 144 under the Securities Act of 1933 (the "Securities Act"), and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available. Such restricted securities are eligible for sale in the public market subject to compliance with Rule 144. In addition, other exemptions may be available for sales of such restricted securities held by non-affiliates.

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

PART II -OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 14, 2001, the Company issued 19,710 shares of common stock to an investor as a result of an exercise of adjustment warrants for no additional consideration. The adjustment warrants were issued pursuant to a sale of common stock on September 12, 2000 that originally resulted in net proceeds to the Company of $144,000.

Also on February 14, 2001, the Company issued 262,856 shares of common stock to seventeen investors as a result of an exercise of adjustment warrants for no additional consideration. The adjustment warrants were issued pursuant to a sale of common stock on August 31, 2000 that originally resulted in net proceeds to the Company of $1,920,409.

Also on February 14, 2001, the Company issued 30,853 shares of common stock to a seventeen investors as a result of an exercise of adjustment warrants for no additional consideration. The adjustment warrants were issued pursuant to a sale of common stock on August 17, 2000 that originally resulted in net proceeds to the Company of $250,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on January 30, 2001, where the shareholders of the Company (i) approved the redomicile of the Company's place of incorporation from Florida to Delaware, (ii) elected Eugene Levich, Michael Goldberg, Lev Zaidenberg, Stuart Garawitz, Val Mandel, Joseph Shefet, and Leonardo Berezowsky as directors of the Company, (iii) approved the amendments to the 1999 Stock Option Plan and (iv) ratified the selection of BDO Seidman, LLP as the Company's independent auditors, with the shareholders voting in the following manner:

PROPOSAL 1: To approve the redomicile of the Company's place of incorporation from Florida to Delaware.

For                          29,291,005
Withheld                     13,901,353
Against                             417

PROPOSAL 2: To elect a board of directors to hold office until their successors are elected and qualified.

                                 Number of Shares
                                        For                Withheld
Eugene Levich                       29,291,422            13,901,353
Michael Goldberg                    29,291,422            13,901,353
Lev Zaidenberg                      29,291,422            13,901,353
Stuart Garawitz                     29,291,422            13,901,353
Val Mandel                          29,291,422            13,901,353
Joseph Shefet                       29,291,422            13,901,353
Leonardo Berezowsky                 29,291,422            13,901,353

PROPOSAL 3: To approve the amendments to the Company's 1999 Stock Option Plan.

For                          29,245,805
Withheld                     13,901,353
Against                          45,617

PROPOSAL 4: To ratify the selection of BDO Seidman, LLP as independent auditors for the Company.

For                          29,291,422
Withheld                     13,901,353

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included herein:

   Number                               Description
   ------      -----------------------------------------------------------------
  2.2/(9)/     Agreement and Plan of Merger by and between Constellation 3D,
               Inc., a Florida corporation, and Constellation 3D, Inc., a
               Delaware corporation, as of January 9, 2001.

  2.3 Agreement and Plan of Merger by and between Constellation 3D, Inc., a Delaware corporation, and FMD&E, Inc., a Massachusetts corporation, as of April 5, 2001.

  3.1/(9)/ Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.

  3.2/(9)/     Bylaws of Constellation 3D, Inc., a Delaware corporation.

  4.13/(8)/    Finder's Agreement, dated July 13, 2000, between Constellation
               3D, Inc. and The Shemano Group, Inc.

  4.14/(8)/    Letter Agreement concerning warrant registration instructions, dated September 18, 2000, between The Shemano Group, Inc. and
               Constellation 3D, Inc.

  4.15/(5)/    Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation 3D, Inc. and Halifax Fund, L.P.

  4.16/(5)/    Registration Rights Agreement, entered into as of August 23,
               2000, between Constellation 3D, Inc. and Halifax Fund, L.P.

  4.17/(5)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001
               par value Common Stock of Constellation 3D, Inc., dated August
               23, 2000, issued to Halifax Fund, L.P.

  4.18/(7)/    Amended and Restated Common Stock Purchase Warrant No. W2 to
               Purchase Shares of $.001 par value Common Stock of Constellation
               3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

  4.19/(5)/    Common Stock Optional Warrant No. OW1 to Purchase Optional Units
               of Constellation 3D, Inc., dated August 23, 2000, issued to
               Halifax Fund, L.P.

  4.20/(7)/    Amended and Restated Common Stock Optional Warrant No. OW2 to
               Purchase Optional Units of Constellation 3D, Inc., dated
               September 19, 2000, issued to Halifax Fund, L.P.

  4.21/(5)/    Common Stock Adjustment Warrant No. AW1 to Receive Shares of
               $.001 par value Common Stock of Constellation 3D, Inc., dated
               August 23, 2000, issued to Halifax Fund, L.P.

  4.22/(7)/    Amended and Restated Common Stock Adjustment Warrant No. AW2 to
               Receive Shares of $.001 par value Common Stock of Constellation
               3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

  4.23/(7)/    Letter Agreement for Additional Investment, dated September 19,
               2000, by and between Halifax Fund, L.P. and Constellation 3D,
               Inc.

   Number                               Description
   ------      -----------------------------------------------------------------
  4.24/(8)/    Common Stock Investment Agreement, dated August 31, 2000, among
               Constellation 3D, Inc. and Koor's Investors.

  4.25/(8)/    Letter Amendment to the Common Stock Investment Agreement and
               Related Agreements, dated October 18, 2000, by and between
               Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.

  4.26/(8)/    Registration Rights Agreement, dated August 31, 2000, by and between Constellation 3D, Inc. and Koor's Investors.

  4.27/(8)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001
               par value Common Stock of Constellation 3D, Inc., dated August
               31, 2000, issued to Koor's Investors.

  4.28/(8)/    Common Stock Optional Warrant No. OW1 to Purchase Optional Units
               of Constellation 3D, Inc., dated August 31, 2000, issued to
               Koor's Investors.

  4.29/(8)/    Common Stock Adjustment Warrant No. AW1 to Receive Shares of
               $.001 par value Common Stock of Constellation 3D, Inc., dated
               August 31, 2000, issued to Koor's Investors.

  4.30/(8)/    Warrant Agreement, dated August 18, 2000, by and between
               Constellation 3D, Inc. and Blank Rome Comisky & McCauley LLP.

  4.31/(8)/    Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc. and Jacqueline Hershkovitz.

  4.32/(8)/    Registration Rights Agreement, dated September 12, 2000, between
               Constellation 3D, Inc. and Jacqueline Hershkovitz.

  4.33/(8)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001
               par value Common Stock of Constellation 3D, Inc., dated September
               12, 2000, issued to Jacqueline Hershkovitz.

  4.34/(8)/    Common Stock Optional Warrant No. OW1 to Purchase Optional Units
               of Constellation 3D, Inc., dated September 12, 2000, issued to
               Jacqueline Hershkovitz.

  4.35/(10)/   Common Stock Adjustment Warrant No. AW1 to Receive Shares of
               $.001 par value Common Stock of Constellation 3D, Inc., dated
               September 12, 2000, issued to Jacqueline Hershkovitz.

  4.36/(8)/    Contract for Capital Raising, dated August 18, 2000, between Koor
               Underwriters and Issuers Ltd. and Constellation 3D, Inc.

  4.37/(8)/    Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO
               Investment Inc. and Constellation 3D, Inc.

  4.38/(8)/    Amendment and Supplement to Common Stock Investment-Term Sheet,
               dated August 18, 2000, by and between TCO Investment Inc. and
               Constellation 3D, Inc.

  4.39/(6)/    Securities Purchase Agreement, dated March 23, 2000, by and between Constellation 3D, Inc. and Sands Brothers Venture Capital
               LLC.

  4.40/(6)/    Registration Rights Agreement dated as of March 24, 2000 by and between Constellation 3D, Inc. and Sands Brothers Venture Capital
               LLC.

  4.41/(6)/    10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture Capital
               Associates LLC.

  10.1/(1)/    Rental Contract, Unprotected According to the Tenants' Protection
               Law (Various Instructions) of 1968 as Drafted into the Tenants'
               Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on March 25, 1997.

  10.2/(2)/    Rental Contract, Unprotected According to the Tenants' Protection
               Law (Various Instructions) of 1968 as Drafted into the Tenants'
               Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8, 1998.

  10.3/(1)/    Agreement N. 356/181298 on the rent of office premises, dated
               December 18, 1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO
               "TriD Store Vostok" as "Renter."

  10.5/(1)/    The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU
               Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

   Number                               Description
   ------      -----------------------------------------------------------------
  10.6/(1)/    Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5,
               1999, between MSU Science Park as "Lessor" and ZAO "TriD Store
               Vostok" as "Tenant."

  10.8/(3)/    Agreement N. 356A/291299 on the rent of the office premises, dated December 29, 1999 between MACHMIR Co., Ltd. as "Lessor" and
               ZAO "TriD Store Vostok" as "Renter."

  10.9/(3)/    The Rent Agreement of office premises No. 5/2, dated January 5,
               2000, between MSU Science Park as "Lessor" and ZAO "TriD Store
               Vostok" as "Renter."

 10.10/(8)/    Agreement of Unprotected Tenancy According to Law for Tenant
               Protection (Miscellaneous Instructions) 5728-1968 as Integrated into Law for Tenant Protection (Consolidated Version) 5732-1972 as Drawn and Signed in Holon on the 30th of August 2000, between Sadav (1988) Building and Investment Ltd. and C3D
               Israel Ltd.

 10.11/(1)/    Employment Agreement dated July 15, 1998, by and between Memory
               Devices (M.D.) (1996) Ltd. and Ronen Yaffe.

 10.14/(9)/    Constellation 3D, Inc. 1999 Stock Option Plan.

 10.15/(9)/    Amendment to the 1999 Stock Option Plan of Constellation 3D, Inc.

 10.16/(3)/    Stock Option Agreement, dated December 27, 1999, made by and between C3D Inc. and Michael L. Goldberg, Esquire.

 10.18/(8)/    Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and Vladimir Schwartz.

 10.19/(8)/    Warrant Agreement, dated August 22, 2000, by and among
               Constellation 3D, Inc., TriD Store IP, LLC, Reflekt Technology,
               Inc., and Vladimir Schwartz.

 10.20/(3)/    Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.21/(3)/    Amendment No. 1 to Placement Agency Agreement, dated December 22,
               1999 by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.22/(6)/    Amendment No. 2 to Placement Agency Agreement, dated March 7,
               2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.23/(6)/    Amendment No. 3 to Placement Agency Agreement, dated March 23,
               2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.24/(4)/    Amendment No. 4 to Placement Agency Agreement, dated May 16,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc.; Amendment No. 2 to Warrant Agreement dated May 16,
               2000, between Constellation 3D, Inc. and Sands Brothers & Co.,
               Ltd.

 10.25/(4)/    Amendment No. 5 to Placement Agency Agreement, dated May 31,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc.; Amendment No. 3 to Warrant Agreement, dated May 31,
               2000, between Constellation 3D, Inc. and Sands Brothers & Co.,
               Ltd.; Amendment No. 1 to Warrant Certificate No. SB-2, dated May
               31, 2000, between Constellation 3D, Inc. and Sands Brothers &
               Co., Ltd.

 10.26/(4)/    Amendment No. 6 to Placement Agency Agreement, dated June 28,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc.

 10.27/(4)/    Amendment No. 7 to Placement Agency Agreement, dated August 3,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc., Amendment No. 4 to Warrant Agreement, dated August 3,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc., Amendment No. 2 to Warrant Certificate No. SB-2, dated
               August 3, 2000, between Constellation 3D, Inc. and Sands Brothers
               & Co., Ltd.

   Number                               Description
   ------      -----------------------------------------------------------------
 10.28/(3)/    Warrant Agreement, dated December 1, 1999, by and between Sands
               Brothers & Co., Ltd. and C3D, Inc.

 10.29/(6)/    Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

 10.30/(6)/    Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

 10.31/(6)/    Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

 10.32/(8)/    Loan Agreement, dated August 23, 2000, by and among
               Constellation 3D Technology Limited and Constellation 3D, Inc.

 10.32.1/(10)/ Amendment to Loan Agreement, dated March 11, 2001, by and among
               Constellation 3D Technology Limited and Constellation 3D, Inc.

 10.33/(8)/    Convertible Note, dated August 28, 2000, by and between
               Constellation 3D Technology Ltd. and Constellation 3D, Inc.

 10.34/(10)/   Lease of Corporate Apartment by and between Constellation 3D,
               Inc. as tenant and Related Broadway L.L.C. as landlord dated
               October 29, 2000.

 10.35/(10)/   Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings Property L.L.C. effective November 15, 2000.

 10.36/(10)/   Employment Agreement by and between Constellation 3D, Inc. and
               Craig Weiner.

 10.37/(10)/   Employment Agreement by and between Constellation 3D, Inc. and
               Raymond Peter Tellini.

 10.38 Employment Agreement by and between Constellation 3D, Inc. and Steve Haddad.

 10.39         Lease of Corporate Office by and between Constellation 3D, Inc.
               as tenant and Madison Third Building as landlord April 2, 2001.

 10.40 Sub Contractor and Development Agreement by and between Constellation 3D, Inc. and Collin Smith International Inc.

______________________________

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

(10) Incorporated by reference to exhibits filed with Form 10-K filed April 2, 2001.

(b)  Reports on Form 8-K

The following reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:

1. On January 30, 2001, a report on Form 8-K was filed with respect to a press release dated January 30, 2001.

2. On February 8, 2001, a report on Form 8-K was filed with respect to a press release dated February 8, 2001.

3. On March 28, 2001, a report on Form 8-K was filed disclosing the content of a conference call held by the Company on Wall Street Forum taking place on March 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONSTELLATION 3D, INC.
                                   ----------------------
                                          (Registrant)



Date:  May 15, 2001                By:    /s/ Eugene Levich
                                          -----------------
                                          EUGENE LEVICH
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer
                                          and Director)


Date:  May 15, 2001                By:    /s/ Leonardo Berezowsky
                                          -----------------------
                                          LEONARDO BEREZOWSKY
                                          Chief Financial Officer and Senior
                                          Vice President of Finance
                                          (Principal Financial and
                                          Accounting Officer)

CONSTELLATION 3D, INC.
INDEX TO EXHIBITS

   Number                               Description
   ------      -----------------------------------------------------------------
  2.2/(9)/     Agreement and Plan of Merger by and between Constellation 3D,
               Inc., a Florida corporation, and Constellation 3D, Inc., a
               Delaware corporation, as of January 9, 2001.

  2.3 Agreement and Plan of Merger by and between Constellation 3D, Inc., a Delaware corporation, and FMD&E, Inc., a Massachusetts corporation, as of April 5, 2001.

  3.1/(9)/ Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.

  3.2/(9)/     Bylaws of Constellation 3D, Inc., a Delaware corporation.

  4.13/(8)/    Finder's Agreement, dated July 13, 2000, between Constellation
               3D, Inc. and The Shemano Group, Inc.

  4.14/(8)/    Letter Agreement concerning warrant registration instructions, dated September 18, 2000, between The Shemano Group, Inc. and
               Constellation 3D, Inc.

  4.15/(5)/    Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation 3D, Inc. and Halifax Fund, L.P.

  4.16/(5)/    Registration Rights Agreement, entered into as of August 23,
               2000, between Constellation 3D, Inc. and Halifax Fund, L.P.

  4.17/(5)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001
               par value Common Stock of Constellation 3D, Inc., dated August
               23, 2000, issued to Halifax Fund, L.P.

  4.18/(7)/    Amended and Restated Common Stock Purchase Warrant No. W2 to
               Purchase Shares of $.001 par value Common Stock of Constellation
               3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

  4.19/(5)/    Common Stock Optional Warrant No. OW1 to Purchase Optional Units
               of Constellation 3D, Inc., dated August 23, 2000, issued to
               Halifax Fund, L.P.

  4.20/(7)/    Amended and Restated Common Stock Optional Warrant No. OW2 to
               Purchase Optional Units of Constellation 3D, Inc., dated
               September 19, 2000, issued to Halifax Fund, L.P.

  4.21/(5)/    Common Stock Adjustment Warrant No. AW1 to Receive Shares of
               $.001 par value Common Stock of Constellation 3D, Inc., dated
               August 23, 2000, issued to Halifax Fund, L.P.

  4.22/(7)/    Amended and Restated Common Stock Adjustment Warrant No. AW2 to
               Receive Shares of $.001 par value Common Stock of Constellation
               3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.

  4.23/(7)/    Letter Agreement for Additional Investment, dated September 19,
               2000, by and between Halifax Fund, L.P. and Constellation 3D,
               Inc.

  4.24/(8)/    Common Stock Investment Agreement, dated August 31, 2000, among
               Constellation 3D, Inc. and Koor's Investors.

  4.25/(8)/    Letter Amendment to the Common Stock Investment Agreement and
               Related Agreements, dated October 18, 2000, by and between
               Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.

  4.26/(8)/    Registration Rights Agreement, dated August 31, 2000, by and between Constellation 3D, Inc. and Koor's Investors.

  4.27/(8)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001
               par value Common Stock of Constellation 3D, Inc., dated August
               31, 2000, issued to Koor's Investors.

  4.28/(8)/    Common Stock Optional Warrant No. OW1 to Purchase Optional Units
               of Constellation 3D, Inc., dated August 31, 2000, issued to
               Koor's Investors.

  4.29/(8)/    Common Stock Adjustment Warrant No. AW1 to Receive Shares of
               $.001 par value Common Stock of Constellation 3D, Inc., dated
               August 31, 2000, issued to Koor's Investors.

  4.30/(8)/    Warrant Agreement, dated August 18, 2000, by and between
               Constellation 3D, Inc. and Blank

   Number                               Description
   ------      -----------------------------------------------------------------
               Rome Comisky & McCauley LLP.

  4.31/(8)/    Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc. and Jacqueline Hershkovitz.

  4.32/(8)/    Registration Rights Agreement, dated September 12, 2000, between
               Constellation 3D, Inc. and Jacqueline Hershkovitz.

  4.33/(8)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001
               par value Common Stock of Constellation 3D, Inc., dated September
               12, 2000, issued to Jacqueline Hershkovitz.

  4.34/(8)/    Common Stock Optional Warrant No. OW1 to Purchase Optional Units
               of Constellation 3D, Inc., dated September 12, 2000, issued to
               Jacqueline Hershkovitz.

  4.35/(10)/   Common Stock Adjustment Warrant No. AW1 to Receive Shares of
               $.001 par value Common Stock of Constellation 3D, Inc., dated
               September 12, 2000, issued to Jacqueline Hershkovitz.

  4.36/(8)/    Contract for Capital Raising, dated August 18, 2000, between Koor
               Underwriters and Issuers Ltd. and Constellation 3D, Inc.

  4.37/(8)/    Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO
               Investment Inc. and Constellation 3D, Inc.

  4.38/(8)/    Amendment and Supplement to Common Stock Investment-Term Sheet,
               dated August 18, 2000, by and between TCO Investment Inc. and
               Constellation 3D, Inc.

  4.39/(6)/    Securities Purchase Agreement, dated March 23, 2000, by and between Constellation 3D, Inc. and Sands Brothers Venture Capital
               LLC.

  4.40/(6)/    Registration Rights Agreement dated as of March 24, 2000 by and between Constellation 3D, Inc. and Sands Brothers Venture Capital
               LLC.

  4.41/(6)/    10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture Capital
               Associates LLC.

  10.1/(1)/    Rental Contract, Unprotected According to the Tenants' Protection
               Law (Various Instructions) of 1968 as Drafted into the Tenants'
               Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on March 25, 1997.

  10.2/(2)/    Rental Contract, Unprotected According to the Tenants' Protection
               Law (Various Instructions) of 1968 as Drafted into the Tenants'
               Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8, 1998.

  10.3/(1)/    Agreement N. 356/181298 on the rent of office premises, dated
               December 18, 1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO
               "TriD Store Vostok" as "Renter."

  10.5/(1)/    The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU
               Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

  10.6/(1)/    Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5,
               1999, between MSU Science Park as "Lessor" and ZAO "TriD Store
               Vostok" as "Tenant."

  10.8/(3)/    Agreement N. 356A/291299 on the rent of the office premises, dated December 29, 1999 between MACHMIR Co., Ltd. as "Lessor" and
               ZAO "TriD Store Vostok" as "Renter."

  10.9/(3)/    The Rent Agreement of office premises No. 5/2, dated January 5,
               2000, between MSU Science Park as "Lessor" and ZAO "TriD Store
               Vostok" as "Renter."

 10.10/(8)/    Agreement of Unprotected Tenancy According to Law for Tenant
               Protection (Miscellaneous Instructions) 5728-1968 as Integrated into Law for Tenant Protection (Consolidated Version) 5732-1972 as Drawn and Signed in Holon on the 30/th/ of August 2000, between Sadav (1988) Building and Investment Ltd. and C3D
               Israel Ltd.

 10.11/(1)/    Employment Agreement dated July 15, 1998, by and between Memory
               Devices (M.D.) (1996) Ltd. and Ronen Yaffe.

   Number                               Description
   ------      -----------------------------------------------------------------
 10.14/(9)/    Constellation 3D, Inc. 1999 Stock Option Plan.

 10.15/(9)/    Amendment to the 1999 Stock Option Plan of Constellation 3D, Inc.

 10.16/(3)/    Stock Option Agreement, dated December 27, 1999, made by and between C3D Inc. and Michael L. Goldberg, Esquire.

 10.18/(8)/    Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and Vladimir Schwartz.

 10.19/(8)/    Warrant Agreement, dated August 22, 2000, by and among
               Constellation 3D, Inc., TriD Store IP, LLC, Reflekt Technology,
               Inc., and Vladimir Schwartz.

 10.20/(3)/    Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.21/(3)/    Amendment No. 1 to Placement Agency Agreement, dated December 22,
               1999 by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.22/(6)/    Amendment No. 2 to Placement Agency Agreement, dated March 7,
               2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.23/(6)/    Amendment No. 3 to Placement Agency Agreement, dated March 23,
               2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

 10.24/(4)/    Amendment No. 4 to Placement Agency Agreement, dated May 16,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc.; Amendment No. 2 to Warrant Agreement dated May 16,
               2000, between Constellation 3D, Inc. and Sands Brothers & Co.,
               Ltd.

 10.25/(4)/    Amendment No. 5 to Placement Agency Agreement, dated May 31,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc.; Amendment No. 3 to Warrant Agreement, dated May 31,
               2000, between Constellation 3D, Inc. and Sands Brothers & Co.,
               Ltd.; Amendment No. 1 to Warrant Certificate No. SB-2, dated May
               31, 2000, between Constellation 3D, Inc. and Sands Brothers &
               Co., Ltd.

 10.26/(4)/    Amendment No. 6 to Placement Agency Agreement, dated June 28,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc.

 10.27/(4)/    Amendment No. 7 to Placement Agency Agreement, dated August 3,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc., Amendment No. 4 to Warrant Agreement, dated August 3,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc., Amendment No. 2 to Warrant Certificate No. SB-2, dated
               August 3, 2000, between Constellation 3D, Inc. and Sands Brothers
               & Co., Ltd.

 10.28/(3)/    Warrant Agreement, dated December 1, 1999, by and between Sands
               Brothers & Co., Ltd. and C3D, Inc.

 10.29/(6)/    Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

 10.30/(6)/    Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

 10.31/(6)/    Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

 10.32/(8)/    Loan Agreement, dated August 23, 2000, by and among
               Constellation 3D Technology Limited and Constellation 3D, Inc.

 10.32.1/(10)/ Amendment to Loan Agreement, dated March 11, 2001, by and among
               Constellation 3D Technology Limited and Constellation 3D, Inc.

   Number                               Description
   ------      -----------------------------------------------------------------
 10.33/(8)/    Convertible Note, dated August 28, 2000, by and between
               Constellation 3D Technology Ltd. and Constellation 3D, Inc.

 10.34/(10)/   Lease of Corporate Apartment by and between Constellation 3D,
               Inc. as tenant and Related Broadway L.L.C. as landlord dated
               October 29, 2000.

 10.35/(10)/   Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings Property L.L.C. effective November 15, 2000.

 10.36/(10)/   Employment Agreement by and between Constellation 3D, Inc. and
               Craig Weiner.

 10.37/(10)/   Employment Agreement by and between Constellation 3D, Inc. and
               Raymond Peter Tellini.

 10.38 Employment Agreement by and between Constellation 3D, Inc. and Steve Haddad.

 10.39         Lease of Corporate Office by and between Constellation 3D, Inc.
               as tenant and Madison Third Building as landlord April 2, 2001.

 10.40 Sub Contractor and Development Agreement by and between Constellation 3D, Inc. and Collin Smith International Inc.

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

(10) Incorporated by reference to exhibits filed with Form 10-K filed April 2, 2001.