Form 10-Q
period 2001-06-30
CONSTELLATION 3D INC
filed 2001-08-14
CIK 1080290

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001
                        Commission File Number 0-28081

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

Yes  [X]    No [_]

As of July 31, 2001, 45,573,601 shares of the registrant's common stock, $.00001 par value per share, (the "Common Stock") were issued and outstanding, excluding the 500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                            INDEX TO THE FORM 10-Q
                 For the quarterly period ended June 30, 2001

PART I - FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS

                 Consolidated Condensed Balance Sheets as of June 30, 2001 and December
                 31, 2000.................................................................      1

                 Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000, and the period from September 25,
                 1997 (inception) to June 30, 2001........................................      2

                 Consolidated Condensed Statement of Stockholders' Deficit for the six
                 months ended June 30, 2001...............................................      3

                 Consolidated Condensed Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000, and the period from September 25,
                 1997 (inception) to June 30, 2001........................................      4

                 Notes to Consolidated Condensed Financial Statements.....................      6

       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS............................................................     11

       ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............     18

PART II - OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS........................................................     20

       ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................................     20

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................     21

SIGNATURES................................................................................     26

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

                                     (iii)

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                    June 30,         December 31,
                                                                                                      2001                2000
                                                                                                  (unaudited)          (audited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                                       $  2,283,023        $  8,728,600
   Prepaid and other                                                                                    361,610             245,372
------------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                  2,644,633           8,973,972

Furniture and Equipment, net                                                                            622,024             426,293
------------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                       $  3,266,657        $  9,400,265
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                                                           $  1,881,942        $  1,924,773
   Due to related parties                                                                               235,233             267,283
   Convertible line of credit, net of discount of $70,971 and $312,968                                1,008,938             720,278
   Convertible notes payable, net of discount of $601,720 and $1,880,847                              3,502,390           2,224,906
------------------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                             6,628,503           5,137,240

Other Long Term Liabilities                                                                              41,265              39,237
------------------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                                     6,669,768           5,176,477
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
   Common stock, $0.00001 par value; 100,000,000 shares authorized, 45,423,601
    and 43,192,775 issued and outstanding                                                                   454                 432
   Additional paid in capital                                                                        36,450,873          35,141,895
   Deficit accumulated during the development stage                                                 (39,854,438)        (30,918,539)
------------------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                                 (3,403,111)          4,223,788
------------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                               $  3,266,657        $  9,400,265
====================================================================================================================================

 The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                  (Unaudited)

                                               Cumulative Amounts
                                                 From Inception      Three Months Ended June 30,         Six Months Ended June 30,
                                              (September 25, 1997)   ---------------------------         -------------------------
                                              Through June 30, 2001   2001                2000             2001            2000
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES
   Research and development                      $ 13,478,214        $  1,705,523     $  1,138,305     $  3,380,238   $   1,918,038
   General and administrative                      12,128,703           1,052,928          859,223        3,045,263       1,980,295
   Marketing                                        6,629,611             343,319        4,372,881          845,050       4,518,846
------------------------------------------------------------------------------------------------------------------------------------

  Total operating expenses                         32,236,528           3,101,770        6,370,409        7,270,551       8,417,179
------------------------------------------------------------------------------------------------------------------------------------

  OTHER EXPENSES
   Interest expense, net                            7,420,909             847,793          828,578        1,634,811       1,590,260
   Taxes                                              197,001               8,656            3,000           30,537          11,521
------------------------------------------------------------------------------------------------------------------------------------

  Net loss                                       $(39,854,438)       $ (3,958,219)    $ (7,201,987)    $ (8,935,899)  $ (10,018,960)
====================================================================================================================================


  Net loss per share - basic and diluted                             $      (0.09)    $      (0.18)    $      (0.20)  $       (0.24)
====================================================================================================================================

  Weighted average number of shares of
    common stock outstanding - basic and
    diluted                                                            44,880,952       41,001,609       44,111,854      41,001,609
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

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                  Common Stock Deficit                                Deficit
                                              -----------------------------                         Accumulated
                                                                                  Additional         During the
                                                  Shares        Amount         Paid-in Capital     Development Stage      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000
   (audited)                                    43,192,775     $       432      $ 35,141,895        $(30,918,539)     $   4,223,788

Issuance of common stock on
   exercise of adjustment warrants
   - February 14, 2001                             313,419               3                (3)                 --                 --

Issuance of common stock on
   exercise of adjustment warrants
   - April 26, 2001                              1,885,150              19               (19)                 --                 --

Issuance of common stock on
   exercise of warrants - May 24, 2001              32,257              --                --                  --                 --

Noncash stock-based compensation
   relating to issuance of stock
   options                                              --              --         1,309,000                  --          1,309,000

Net loss                                                --              --                --          (8,935,899)        (8,935,899)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001 (unaudited)              45,423,601     $       454      $ 36,450,873        $(39,854,438)     $  (3,403,111)
====================================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                 (Unaudited )


                                                  Cumulative Amounts
                                                    From Inception
                                                 September 25, 1997)   Three Months Ended June 30,    Six Months Ended June 30,
                                                   Through June 30,    ---------------------------    -------------------------
                                                         2001              2001            2000             2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                            $(39,854,438)   $ (3,958,219)   $ (7,201,987)   $ (8,935,899)   $(10,018,960)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Noncash stock-based compensation                   6,500,206         207,000       4,293,000       1,309,000       4,293,000
       Beneficial conversion feature                        245,000              --              --              --         120,000
       Discount amortization                              4,087,309         764,763         643,132       1,521,124         692,604
       Depreciation                                         235,357          41,181          18,386          83,315          30,023
       Write down of furniture and equipment                 49,750              --              --              --              --
       Interest expense relating to issuance              1,115,000              --              --              --              --
        of warrants
       Interest expense relating to
        modification of debt conversion rates               668,000              --              --              --              --
       Warrants issued relating to services
         rendered                                           106,000              --              --              --              --
       Change in assets and liabilities:
         Prepaid and other                                 (361,610)        (57,141)         13,675        (116,238)        (46,280)
         Accounts payable                                 1,880,350        (200,688)       (209,873)        (42,831)        243,453
         Accrued interest on debt                           479,524         123,190         193,974          45,020         284,956
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                   (24,849,552)     (3,079,914)     (2,249,693)     (6,136,509)     (4,401,204)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                   (1,018,287)        (78,883)        (34,290)       (279,046)        (77,765)
   Sale of furniture and equipment                           80,405              --              --              --              --
   Business acquisition, net of cash acquired             1,019,413              --              --              --              --
-----------------------------------------------------------------------------------------------------------------------------------


Net Cash Provided by (Used in) Investing Activities          81,531         (78,883)        (34,290)       (279,046)        (77,765)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                16,533,056              --              --              --              --
   Proceeds from issuance of convertible debt             7,700,000              --              --              --       4,000,000
   Proceeds from borrowing on line of credit              1,000,000              --              --              --              --
   Proceeds from shareholders loan                        1,541,490              --              --              --              --
   Net changes in other long-term debt                       41,265          (4,889)         17,038           2,028          17,488
   Advances from (repayments to) related party, net         235,233         (40,393)        205,437         (32,050)        199,797
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing
    Activities                                           27,051,044         (45,282)        222,475         (30,022)      4,217,285
-----------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents      2,283,023      (3,204,079)     (2,061,508)     (6,445,577)       (261,684)

Cash and Cash Equivalents, beginning of period                   --       5,487,102       3,829,963       8,728,600       2,030,139
-----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period               $  2,283,023    $  2,283,023    $  1,768,455    $  2,283,023    $  1,768,455
====================================================================================================================================

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                                   Continued

                                                Cumulative Amounts
                                                  From Inception
                                               (September 25, 1997)
                                                 Through June 30,        Three Months Ended June 30,     Six Months Ended June 30,
                                                                         ---------------------------     -------------------------
                                                     2001                   2001             2000          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes                               $   190,464            $   17,000        $      --     $   24,000    $        --
Cash paid for interest                            $   411,500            $       --        $      --     $  200,000    $        --

Non-cash Financing Activity
Deferred financing cost related to detachable
  warrants                                        $ 4,760,000            $       --               --     $       --    $ 3,880,000
Conversion of notes payable                         3,927,205                    --               --             --             --
Conversion of loans payable                         1,643,653                    --               --             --             --
Net assets disposed of upon acquisition                66,028                    --               --             --             --
Stock issued in reverse acquisition                   953,205                    --               --             --             --
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

On October 1, 1999, C3D completed an asset purchase agreement and acquired substantially all the operations of Constellation 3D Technology Limited ("Constellation Tech") for total consideration of 29,250,000 shares of the Company's $0.00001 par value common stock, and assumption of substantially all liabilities and obligations of Constellation Tech. The asset purchase agreement also provided for the cancellation of 2,925,000 shares of treasury stock.

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

On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D, Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999, and amended its Articles of Incorporation to allow for an increase in the number of shares authorized from 50,000,000 shares to 100,000,000 shares of common stock ($0.00001 par value). On January 18, 2000, a three-for-one forward split of C3D's common stock took effect for shareholders of record as of December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

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

On March 7, 2001, the Company and FMD&E, Inc., a Massachusetts company ("FMD&E") and a wholly owned subsidiary signed an agreement of merger, effective April 5, 2001. According to the agreement the surviving corporation was the Company, and the capital stock of FMD&E was cancelled and no cash, stock, or other property was delivered in exchange.

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

As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $8,935,899 for the six months ended June 30, 2001, and to date has accumulated losses of $39,854,438. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund research and development and increased administration resources.

On August 13, 2001, the Company entered into a $30 million equity line of credit (See Note 8). This would provide the Company with sufficient cash to fund operations for in excess of one year. The equity line contains certain restrictions regarding the Company's stock price and trading volume which could restrict access to the available funds. In this instance the Company would need to raise additional capital to sustain operations. The Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future.

The Company believes that it has sufficient working capital and available lines of credit and access to additional capital to sustain operations through June 2002. However, because the Company is a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.


NOTE 2.   BASIS OF PRESENTATION

The accompanying consolidated condensed interim financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of June 30, 2001, and the related consolidated condensed statements of operations, stockholders' equity (deficit) and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated condensed interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

The results of operations and cash flows presented for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $39,854,438 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142) which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002.

The Company believes that the above statements do not have any impact on its consolidated financial statements as of June 30, 2001.

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

NOTE 4.   NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and contingent shares, based on the treasury method of computing such effects, and are not included in the calculation of loss per share, as their effect was anti-dilutive. The assumed exercise of stock options, warrants, adjustment warrants, as well as the issuance of common stock upon conversion of convertible debt, aggregating 9,335,422 shares at June 30, 2001, would potentially dilute basic earnings per share.

NOTE 5.   CONVERTIBLE LINE OF CREDIT

On August 23, 2000, the Company established an unsecured credit line of up to $6 million with Constellation Tech which expired on February 23, 2001. On March 11, 2001, the line of credit with Constellation Tech was amended such that the $6,000,000 would be available until December 31, 2001, with a maximum limit of $1,000,000 per withdrawal for any consecutive 30-day period. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation Tech has the right to convert the outstanding loan amount together with accrued interest into common equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72. At June 30, 2001, the Company has utilized $1,000,000 of this credit facility. Constellation Tech is a related party by virtue of it owning a majority of the shares of the Company's common stock as well as having common directors and officers.

NOTE 6.   CONVERTIBLE NOTE PAYABLE

On March 24, 2000, the Company issued a 10% subordinated convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC ("Sands Brothers VC"). The subordinate convertible debenture can be converted at any time into shares of common stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. Sands Brothers VC has the right to demand repayment of all or any portion of the principal amount of the convertible debenture and interest outstanding before the maturity date in the event that the Company receives $9,000,000 or more in gross financing through the sale of debt and/or equity securities or a change of control of the Company occurs. The Company granted the subordinate convertible debenture holder certain registration rights with respect to the underlying common stock.

NOTE 7.   STOCKHOLDERS' EQUITY (DEFICIT)

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

During the quarter the Company reached an agreement with a group of investors that participated in the August and September of 2000 financing to exchange 750,457 one year warrants at an initial exercise price of $10.1531 per share and subject to additional adjustment provisions, for 228,586 warrants with an exercise price of $0.01. The aggregate number of warrants that would have been issuable pursuant to the additional adjustment provisions would have been exercisable into approximately 1.6 million shares of the Company at initial exercise price averaging under $5 per share, and had additional reset provisions that could have significantly lowered the exercise price over the next two years. On May 24, 2001, 32,257 warrants were exercised into shares of the Company at $0.01 per share.

On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that it is entitled to finder's fees in connection with the August 2000 financing. In May 2001, the Company settled the dispute by granting Clearview warrants to purchase 120,000 shares of the Company with an exercise price of $0.01. Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit.

In May 2001, the Company settled a dispute with Sands Brothers & Co., Ltd. ("Sands"), according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands agreed to reduce its warrants coverage from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11 per share.

On May 10, 2001, the Company signed a new agreement with one of its consultants that supersedes all the previous agreements, in which the number of warrants granted to the consultant will be lowered from 250,000 with exercise prices of $10.1531 per share and 100,000 with exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share.

Stock options

The shareholders approved the 1999 stock option plan (the "Plan") on December 27, 1999. The Plan allows the Company to grant stock options to its officers, key employees, directors and other important consultants at prices not less than fair market value at the date of grant. A maximum of 7,000,000 shares were approved to be issued under the Plan as amended. As of June 30, 2001, there were 5,262,870 options under this Plan outstanding and 1,484,845 options outside of the Plan outstanding.

During the six months ended June 30, 2001, the Company granted options to purchase 702,500 shares of the Company's common stock at exercise prices ranging from $5.15 to $6.97 per share. The options vest over a three year period. No expense was recognized upon granting of the options as the exercise prices were equal to the fair market values on the grant date.

On February 9, 2001, the Company granted an employee of the Company 17,320 options at an exercise price of $0.01 per share. These options vested immediately and expire on February 9, 2005. In connection with the issuance, the Company recorded compensation expense of $105,000 and an increase to additional paid-in capital, representing intrinsic value ascribed to issuance. On the same day, the Company granted an employee of the Company 100,000 options at an exercise price of $6.06 per share. These options vest upon the employee achieving certain defined goals. In connection with the issuance, the Company recorded compensation expense of $132,000 and an increase to additional paid-in capital, representing the fair value of the issuance that is amortized over the vesting period. The compensation expense associated with the grant of the 100,000 options will be re-valued at each quarter, until fully vested, and be subject to variable accounting compensation treatment.

On May 2, 2001, The Company granted a consultant 20,000 options at an exercise price of $5.15 per share. These options vest over the next 12 months and expire within 24 months. In connection with the issuance, the Company recorded compensation expense of $10,000 and an increase to additional paid-in capital, representing the fair value of the issuance that is amortized over the vesting period. The compensation expense associated with the grant will be re-valued at each quarter, until fully vested, and be subject to variable accounting compensation treatment.

On June 4, 2001, the Company granted an employee of the Company 8,278 options at an exercise price of $0.01 per share. These options vest on September 4, 2001, and expire on September 4, 2002. In connection with the issuance, the Company recorded compensation expense of $16,000 and an increase to additional paid-in capital, representing intrinsic value ascribed to issuance that is amortized over the vesting period.

The Company estimates the fair value of each stock option at the measurement date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2001; no dividend yield for any period; expected lives of 1 to 5 years; expected volatility of 80%; weighted average risk-free interest rates of 4.5%.

NOTE 8.   SUBSEQUENT EVENTS

Subsequent to June 30, 2001, an investor exercised 150,000 warrants into shares of the Company at an exercise price of $0.01.

On August 9, 2001, Clearview forwarded notice of exercise of the 120,000 warrants into shares of the Company at an exercise price of $0.01.

     The following description represents summaries of documents referred to in this Quarterly Report, copies of which are filed as exhibits hereto. Accordingly, the information provided in the summaries is qualified in its entirety by those documents. Capitalized terms used and not otherwise defined in this Quarterly Report shall have the meanings ascribed to them in the documents summarized below.

     Effective August 13, 2001, the Company entered into a $30 million equity line transaction (the "Transaction") pursuant to the Common Stock Purchase Agreement (the "Agreement") between the Company and The Gleneagles Fund Company II (the "Purchaser"). As part of the Transaction, the Company issued the Common Stock Purchase Warrant (the "Warrant") to the Purchaser to purchase 52,000 shares of the Company's common stock (the "Common Stock"). Also, as part of the Transaction, the Company and the Purchaser executed the Registration Rights Agreement. The securities that the Company issued or will issue pursuant to the Transaction are exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), as provided under Section 4(2) of the Securities Act.

                        Common Stock Purchase Agreement

     Under the Agreement, following the Company's satisfaction of certain conditions contained in the Agreement, including having the Common Stock that the Company wants to sell to the Purchaser available for resale pursuant to an effective Registration Statement, the Company may, in the Company's sole discretion, deliver a Drawdown Notice to the Purchaser stating the dollar amount of shares of the Common Stock that the Company wants to sell to the Purchaser during a Purchase Period following the receipt of the Drawdown Notice. During any Purchase Period, the Company may sell at least $500,000, but not more than $3,000,000, of the Common Stock to the Purchaser.

     On each Trading Day, during the Purchase Period after the Company delivers a Drawdown Notice, the Purchaser will purchase a number of shares (the "Daily Purchase Amount") equal to the Daily Dollar Amount for such Trading Day divided by the Purchase Price for such Trading Day. The Daily Dollar Amount is equal to the dollar amount of shares that the Company wants to sell to the Purchaser during a Purchase Period, as stated in the Drawdown Notice, divided by 20. The Daily Dollar Amount for any Trading Day during a Purchase Period may be subject to the following adjustments:

     . for each Trading Day during the Purchase Period on which the Purchase Price for such Trading Day is less than the Floor Price, the Daily Dollar Amount for such Trading Day will be equal to the product of (x) the number of shares sold by the Purchaser during such Trading Day at a price greater than or equal to the Floor Price and (y) the Floor Price; the Purchase Price for any such Trading Day will be equal to the Floor Price;

     . for each Trading Day during the Purchase Period on which the Company does not satisfy certain conditions as described in the Agreement (the Agreement refers to the full Trading Day less the period during which the Company does not satisfy such conditions as the Available Period), the Daily Dollar Amount for such Trading Day will be automatically reduced to equal the product of (x) the number of shares sold by the Purchaser during the Available Period at a price greater than or equal to the Floor Price and (y) the Purchase Price per share; and

     . for each Trading Day during the Purchase Period on which the Daily Dollar Amount divided by the Purchase Price for such Trading Day is greater than 10% of such Trading

          Day's trading volume for the Common Stock on the NASDAQ National Market (the Agreement refers to such 10% figure as the Volume Limit), the Daily Dollar Amount for such Trading Day shall be the product of the Volume Limit and the Purchase Price for such Trading Day. The calculation of the Trading Day's trading volume is subject to certain adjustments stipulated in the Agreement.

     The Floor Price per share means the minimum Purchase Price per share stated in the Drawdown Notice which cannot be less than $4.00 or $1.00 depending on the circumstances.

     The Purchase Price for each share purchased by the Purchaser with respect to a particular Trading Day during the Purchase Period will be equal to 94% of the daily volume weighted average price of the Common Stock on the NASDAQ National Market between the hours of 9:30 a.m. and 4:00 p.m. on such Trading Day or during the Available Period on such Trading Day.

     The number of shares of the Common Stock that the Purchaser may acquire pursuant to the Agreement may not exceed the number of shares that, when added to the total number of shares of Common Stock deemed beneficially owned by the Purchaser and its affiliates, as defined in Rule 144 of the Securities Act, would exceed 9.99%. The Purchaser also may not acquire a number of shares of the Common Stock in excess of 9,200,000 shares, as adjusted for stock splits and other events of like nature, or having an aggregate Purchase Price greater than $30 million.

                         Common Stock Purchase Warrant

     As an inducement to the Purchaser to enter into the Agreement, the Company issued a five year Warrant to purchase 52,000 shares of the Common Stock to the Purchaser as of August 13, 2001. The Purchaser may exercise the warrant on or after August 13, 2001. The exercise price of the warrant is $3.31896 per share, subject to adjustment.

                         Registration Rights Agreement

     The Company is required to file a Form S-3 Registration Statement to register the Common Stock issuable under the Agreement and upon exercise of the Warrant on a continuous basis pursuant to a "shelf" Registration Statement under Rule 415 promulgated under the Securities Act. Pursuant to the Registration Rights Agreement, the Registration Statement must remain effective until the later of (1) the twenty-six month anniversary of the date on which the Securities and Exchange Commission declares the Registration Statement effective; (2) the fifth anniversary of the Registration Rights Agreement; and
(3) the date on which the Purchaser can sell all Registered Securities publicly pursuant to Rule 144(k) promulgated under the Securities Act.

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

Overview

     Constellation 3D, Inc. ("C3D"), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United States, Israel, the Ukraine and Russia, the Company researches and develops its proprietary technology ("Fluorescent Memory" or "Fluorescent Memory Technology")

     The Company plans to continue its focus on research and development of its data storage technology and to develop strategic alliances, joint ventures and licensing arrangements with established companies in the data storage industry. The Company expects that its operating expenses will increase during the foreseeable future as the result of its plans to:

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

     On March 7, 2001, the Company and FMD&E, Inc., a Massachusetts company ("FMD&E") and a wholly owned subsidiary signed an agreement of merger, effective April 5, 2001. According to the agreement the surviving corporation was the Company, and the capital stock of FMD&E was cancelled and no cash, stock, or other property was delivered in exchange.

     The Company formed Constellation 3D Europe N.V. ("C3D Europe") effective as of June 28,2001, as a wholly owned subsidiary headquartered in Belgium. The main goal of C3D Europe is development of European markets for FMD&C products.

     In May 10, 2001, the Company entered into a consulting agreement with Focus Tech Investments, Inc. ("Focus Tech") that superseded the previous agreement. Pursuant to the new agreement, the number of warrants granted to Focus Tech will decrease from 250,000 with an exercise prices of $10.1531 per share and 100,000 with an exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share.

     On May 29, 2001, the Company signed a Settlement with Clearview Capital
(UK) Ltd. ("Clearview"), pursuant to which Clearview received warrants to purchase 120,000 common shares of the Company at an exercise price of $0.01.

     On May 31, 2001, the Company entered into the Settlement and Release Agreement with Sands Brothers & Co., Ltd. ("Sands"), Pursuant to which the Company agreed to an early repayment of the $4 million convertible note in the event that the Company receives $9 million in financing, and Sands agreed to reduce its warrants coverage from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11 per share.

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

Results of Operations for the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     The consolidated financial statements include the accounts of Constellation 3D, Inc. and all of its wholly-owned and majority-owned subsidiaries.

     Revenue. The Company generated no revenue for the six months ended June 30, 2001 and 2000.

     Research and Development Expenses. The Company incurred research and development expenses of $3,380,238 for the six months ended June 30, 2001, compared with $1,918,038 for the six months ended June 30, 2000, an increase of $1,462,200 or approximately 76%. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, professional fees for patent registration of intellectual property, and travel of staff between the Company's geographical locations. The significant costs were payroll for staff and contractors, which amounted to $2,278,195 for the six months ended June 30, 2001, compared with $1,146,560 for the six months ended June 30, 2000. The increase was primarily due to a $500,000 expense for a feasibility study and a $500,000 subcontracting agreement. Professional fees were $243,889 for patent registration for the six months ended June 30, 2001, compared with $149,277 for the six months ended June 30, 2000. The increase in professional fees is due to an increase in the number of patents that the Company had to register and file for in various countries. Materials consumed amounted to $241,611 for the six months ended June 30, 2001, compared with $182,781 for the six months ended June 30, 2000. Travel expenses amounted to $185,539 for the six months ended June 30, 2001, compared with $141,090 for the six months ended June 30, 2000. General and administrative costs associated with research and development facilities were $350,498 for the six months ended June 30, 2001, compared with $160,195 for the six months ended June 30, 2000, reflecting the increased activities of the research and development offices.

     General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $3,045,263 for the six months ended June 30, 2001, compared with $1,980,295 for the six months ended June 30, 2000, an increase of $1,064,968, or approximately 54%. The increase is primarily due to a rise in consulting fees, which amounted to $1,124,918 for the six months ended June 30, 2001, compared with $130,516 for the six months ended June 30, 2000. The consulting fees included a non-cash compensation charge of $1,093,000 for the granting of options to consultants during the six months ended June 30, 2001, compared with no such charge for the six months ended June 30, 2000. Payroll expenses and management fees relating to general and administrative activities were $499,081 for the six months ended June 30, 2001, compared with $423,758 for the six months ended June 30, 2000. Professional fees were $413,789 for the six months ended June 30, 2001, compared with $740,695 for the six months ended June 30, 2000. The decrease was due to the reduced need for legal and accounting support for the preparation of the public filings, including the quarterly and annual reports. Office and maintenance charges were $478,832 for the six months ended June 30, 2001, compared with $288,005 for the six months ended June 30, 2000. The increase in office and maintenance charges relates to the increased activity of the New York office for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, when the corporate office in New York had recently opened. Travel and accommodation expenses were $138,618 in the six months ended June 30, 2001, compared with $291,682 for the six months ended June 30, 2000. The decrease in travel and accommodation expenditures was due to the decreased fund-raising activities of the Company for the six months ended June 30, 2001, compared with the six months ended June 30, 2000. Shareholder relations expenses and filing fees were $388,216 for the six months ended June 30, 2001, compared with $87,754 for the six months ended June 30, 2000. The increase is due to the hiring of additional advisory firms.

     Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $845,050 for the six months ended June 30, 2001, compared to $4,518,846 for the six months ended June 30, 2000, a decrease of $3,673,796, or approximately 81%. The Company incurred $478,488 for compensation expenses relating to marketing and business development for the six months ended June 30, 2001, compared with $4,458,000 for the six months ended June 30, 2000. The decrease was primarily due to a non-cash stock-based compensation charge of $216,000 due to the grant of options to employees and non-employee consultants for the six months ended June 30, 2001, compared with a non-cash stock-based compensation charge of $4,293,000 for the six months ended June 30, 2000. The Company reflected the effects of the compensation expense related to the grant of stock options as an increase to additional paid-in capital in the statement of stockholders' equity (deficit). Travel and accommodation expenses for product demonstrations and exhibits were $234,732 for the six months ended June 30, 2001, compared with $56,143 for the six months ended June 30, 2000. The increase was due to the hiring of additional marketing staff and consultants. General and administrative costs associated with marketing were $103,897 for the six months ended June 30, 2001, compared with no such charges for the six months ended June 30, 2000, reflecting the increased activities of the marketing department.

     Interest Expense, net. The Company recorded net interest expense of $1,634,811 for the six months ended June 30, 2001, compared with $1,590,260 for the six months ended June 30, 2000, for an increase of $44,551, or approximately 3%. The interest expense included $1,521,124 for the amortization of the financing discount for the six months ended June 30, 2001, associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit compared to $692,604 for the six months ended June 30, 2000. The Company recorded no expenses for the beneficial conversion feature for the six months ended June 30, 2001, compared to an expense of $120,000 for the beneficial conversion feature on a subordinated convertible debt issued during the six months ended June 30, 2000. The Company did not incur interest expenses related to commissions charged on debt financings issued during the six months ended June 30, 2001, compared with interest expenses of $500,000 related to commissions charged on the subordinated convertible debt issued during the six months ended June 30, 2000. Interest expenses relating to bank overdrafts, shareholder's loans, convertible line of credit, and subordinated convertible debt amounted to $245,018 for the six months ended June 30, 2001, compared to $296,885 for the six months ended June 30, 2000. Interest revenue was generated through short-term deposits and amounted to $148,462 during the six months ended June 30, 2001, compared to $19,229 for the six months ended June 30, 2000. The increase in interest revenue was due to the higher cash balances held by the Company for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

     Taxes. The Company has generated intercompany taxable income to date and therefore has incurred $30,537 for the six months ended June 30, 2001, compared with $11,521 for the six months ended June 30, 2000. Israeli and Russian subsidiaries, C-TriD and Vostok, incurred taxes due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has fully reserved deferred tax assets created primarily from net operating loss carry-forwards because management is unable to conclude that future realization is more likely than not.

Results of Operations for the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

     The consolidated financial statements include the accounts of Constellation 3D, Inc. and all of its wholly-owned and majority-owned subsidiaries.


     Revenue. The Company generated no revenue for the three months ended June 30, 2001 and 2000.

     Research and Development Expenses. The Company incurred research and development expenses of $1,705,523 for the three months ended June 30, 2001, compared with $1,138,305 for three months ended June 30, 2000, for an increase of $567,218 or approximately 50%. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, professional fees for patent registration of intellectual property, and travel of staff between the Company's geographical locations. The significant costs were payroll for staff and contractors, which amounted to $1,203,684 for the three months ended June 30, 2001, compared with $639,735 for the three months ended June 30, 2000. Such increase was primarily due to a $250,000 expense for a feasibility study and $330,000 subcontracting agreement. Professional fees were $99,624 for patent registration for the three months ended June 30, 2001, compared with $81,467 for the three months ended June 30, 2000. Materials consumed amounted to $139,020 for the three months ended June 30, 2001, compared with $163,060 for the three months ended June 30, 2000. Travel expenses amounted to $58,514 for the three months ended June 30, 2001, compared with $60,641 for the three months ended June 30, 2000. General and administrative costs associated with research and development facilities were $138,723 for the three months ended June 30, 2001, compared with $60,264 for the three months ended March 31, 2000, reflecting the increased activities of the research and development offices.

     General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $1,052,928 for the three months ended June 30, 2001, compared with $859,223 for the three months ended June 30, 2000 for an increase of $193,705, or approximately 23%. The Company paid substantially more for compensation of staff and facilities for the three months ended June 30, 2001, than it did for the three months ended June 30, 2000. Payroll expenses and management fees relating to general and administrative activities were $305,928 for the three months ended June 30, 2001, compared with $216,044 for the three months ended June 30, 2000. Professional fees were $147,899 for the three months ended June 30, 2001, compared with $222,979 for the three months ended June 30, 2000. The decrease was due to the reduced need for legal and accounting support for the preparation of the public filings, including the quarterly and annual reports. Office and maintenance charges were $267,832 for the three months ended June 30, 2001, compared with $181,932 for the three months ended June 30 2000. The increase in office and maintenance charges relates to the increased activity of the New York office for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. Travel and accommodation expenses were $55,615 in the three months ended June 30, 2001, compared with $139,243 for the three months ended June 30, 2000. Consulting fees amounted to $125,496 for the three months ended June 30, 2001, compared with $44,516 for the three months ended June 30, 2000. The increase is due to a non-cash compensation charge of $120,000 for the granting of options to employees and consultants during the three months ended June 30, 2001, compared with no such charge for the three months ended June 30, 2000. Shareholder relations expenses and filing fees were $154,244 for the three months ended June 30, 2001, compared with $48,261 for the three months ended June 30, 2000. The increase is due to the hiring of additional advisory firms.

     Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $343,319 for the three months ended June 30, 2001, compared to $4,372,881 for the three months ended June 30, 2000, for a decrease of $4,029,562, or approximately 92%. The Company incurred $213,621 for compensation expenses relating to marketing and business development for the three months ended June 30, 2001, compared with $4,353,000 for the three months ended June 30, 2000. The decrease was primarily due to a non-cash stock-based compensation charge of $87,000 due to the grant of options to employees and non-employee consultants for the three months ended June 30, 2001, compared with a non-cash stock-based compensation charge of $4,293,000 for the three months ended June 30, 2000. The Company reflected the effects of the compensation expense related to the grant of stock options as an increase to additional paid-in capital in the statement of stockholders' (deficit). Travel and accommodation expenses for product demonstrations and exhibits were $86,949 for the three months ended June 30, 2001, compared with $19,881 for the three months ended June 30, 2000. General and administrative costs associated with marketing department were $49,875 for the three months ended June 30, 2001, compared with no such charges for the three months ended June 30, 2000, reflecting the increased activities of the marketing department.

     Interest Expense, net. The Company recorded net interest expense of $847,793 for the three months ended June 30, 2001, compared with $828,578 for the three months ended June 30, 2000, for an increase of $19,215, or approximately 2%. Interest expense included $764,763 for the amortization of the financing discount for the tree months ended June 30, 2001, associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, compared to $643,132 for the three months ended June 30, 2000. Interest expenses relating to bank overdrafts, shareholder loans, convertible line of credit, and subordinated convertible debt amounted to $123,186 for the three months ended June 30, 2001, compared to $193,974 for the three months ended June 30, 2000. Interest revenue was generated through short-term deposits and amounted to $57,287 during the three months ended June 30, 2001, compared to $7,185 for the three months ended June 30, 2000.

     Taxes. The Company has generated intercompany taxable income to date and therefore has incurred $8,656 for the three months ended June 30, 2001, compared with $3,000 for the three months ended June 30, 2000. Israeli and Russian subsidiaries, C-TriD and Vostok, incurred taxes due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has fully reserved deferred tax assets created primarily from net operating loss carry-forwards because management is unable to conclude that future realization is more likely than not.


Liquidity and Capital Resources

     As of June 30, 2001, the Company's cash position was $2,283,023 and its working capital deficit was $3,983,870, compared to a cash position of $8,728,600 and a working capital of $3,836,732 as of December 31, 2000.

     Since inception, the Company has financed its operations from capital contributions, shareholder's loans, subordinated convertible debt, and borrowings from a line of credit. During the six months ended June 30, 2001, the Company did not enter into any financing transactions, compared with the receipt of gross proceeds of $4,000,000 from the issuance of subordinate convertible debt for the six months ended June 30, 2000.

     Net cash used in operating activities was $6,136,509 for the six months ended June 30, 2001, including a net loss of $8,935,899, an increase in prepaid and other of $116,238, and a decrease in payables of $42,831. This compares with net cash used in operating activities of $4,401,204 for the six months ended June 30, 2000, including a net loss of $10,018,960, an increase in prepaid and other of $46,280, and an increase in payables of $243,453. For the six months ended June 30, 2001, the Company recorded non-cash expenses of $1,309,000 relating to the issuance of stock options to employee and non-employee consultants and $1,521,124 for the amortization of a discount from the issuance of detachable warrants in connection with past financings. This compares with a charge of $120,000 for the beneficial conversion feature on a convertible debt, a non-cash expenses of $4,293,000 relating to the issuance of stock options to employee and non-employee consultants, and $692,604 for the amortization of a discount from the issuance of detachable warrants in connection with past financings for the six months ended June 30, 2000. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements for the foreseeable future.

     The Company incurred net capital expenditures of $279,046 for the six months ended June 30, 2001, compared with $77,765 for the six months ended June 30, 2000. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

     On August 13, 2001, the Company entered into a $30 million equity line of credit (See Note 8). This would provide the Company with sufficient cash to fund operations for in excess of one year. The equity line contains certain restrictions regarding the Company's stock price and trading volume which could restrict access to the available funds. In the event the Company cannot utilize its equity line it believes that based on its existing capital resources and funding proposals, it will be able to fund operations through June 2002. The Company's capital requirements depend on several factors, including the success and progress of research development programs, the resources devoted to developing products, the extent to which products achieve market acceptance, and other factors. The Company anticipates that it will require substantial additional financing to fund its working capital requirements. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

     The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $39,854,438 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142) which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002.

The Company believes that the above statements do not have any impact on its consolidated financial statements as of June 30, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We did not have material changes in market risk for the six months ended June 30, 2001. Please refer to the Company's Form 10-K for the fiscal year ended December 31, 2000, for a detailed discussion on the risk factors affecting the Company.

RISK FACTORS

Business Related Risks

The Company has no history of revenue, and expects to continue to incur operating losses until such time as its first generation products achieve commercial acceptance.

     As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $8,935,899 for six months ended June 30, 2001, $20,247,205 for the year ended December 31, 2000, and $4,866,687 for the year ended December 31, 1999. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund research and development and increase administration resources. However, the Company anticipates receiving revenues at the earliest by the second half of 2002. Nevertheless, it is possible that the Company's revenues may never be sufficient to recognize a profit.

     The Company will need to raise additional capital to sustain operations. The Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future.

On August 13, 2001, the Company entered into a $30 million equity line of credit (See Note 8). This would provide the Company with sufficient cash to fund operations for in excess of one year. The equity line contains certain restrictions regarding the Company's stock price and trading volume which could restrict access to the available funds. In the event the Company cannot utilize its equity line it believes that based on its existing capital resources and funding proposals, it will be able to fund operations through June 2002. The Company's capital requirements depend on several factors, including the success and progress of research development programs, the resources devoted to developing products, the extent to which products achieve market acceptance, and other factors. The Company anticipates that it will require substantial additional financing to fund its working capital requirements. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

     The Company believes that it has sufficient working capital and available lines of credit and access to additional capital to sustain operations through June 2002. However, because the Company is a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

Risks Related to the Company's Common Stock

The market price of the Company's common stock may decrease if a large number of shares are sold in the future.

     Future sales of the Company's common stock in the public market, or the issuance of shares of common stock upon the exercise of stock options and warrants or otherwise, could adversely affect the market price of the Company's common stock and impair the Company's ability to raise capital through the sale of equity or equity-related securities. As of June 30, 2001, the following number of shares of common stock are issued or issuable:

         Issued and outstanding /(1)/.........................................           45,423,601
         Issuable upon exercise of outstanding warrants whether or not
              currently exercisable /(2) (4)/...................................          2,267,794
         Issuable upon exercise of outstanding stock options whether or not
              currently exercisable.............................................          6,747,715
         Issuable upon conversion of convertible loans /(3)/                                319,913

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

     As of June 30, 2001, of the 45,423,601 issued and outstanding shares identified in the table above, 30,116,106 are restricted securities (i.e., excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly-owned subsidiaries) within the meaning of Rule 144 under the Securities Act of 1933 (the "Securities Act"), and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available. Such restricted securities are eligible for sale in the public market subject to compliance with Rule 144. In addition, other exemptions may be available for sales of such restricted securities held by non-affiliates.

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

PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 9, 2000, Challis International Limited commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation 3D Technology Limited and the Company. The complaint alleges that Challis entered into several contracts with Constellation Tech or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in the Company. Although none of the contracts upon which Challis bases its claims were with the Company, Challis seeks to hold the Company liable by alleging that the Company is the alter-ego of Constellation Tech. Although the Company is not a party to any of the contracts, Challis alleges that since one of the Company's officers signed an appendix to one of the contracts, the Company is therefore directly liable. In addition, Challis alleges that the contracts entitle it to 3,494,205 shares of the Company's common stock. The complaint seeks an order directing the Company to issue proper certificates to Challis for 3,494,205 shares or, alternatively, the fair market value of the shares, plus any incidental damages. Challis had filed a motion for summary judgment against Constellation Tech and the Company cross moved to dismiss the complaint. Both motions were denied by the court and discovery is currently proceeding. The Company is unable to determine with any certainty the ultimate outcome of the litigation and its effect on the Company's business or financial condition. The Company intends vigorously defend this lawsuit.

On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that it is entitled to finder's fees in connection with the August 2000 financing. In May 2001, the Company settled the dispute by granting Clearview warrants to purchase 120,000 shares of the Company with an exercise price of $0.01. Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit.

In May 2001, the Company settled a dispute with Sands Brothers & Co., Ltd. ("Sands"), according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands agreed to reduce its warrants coverage from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11 per share.


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

Also on February 14, 2001, the Company issued 30,853 shares of common stock to an investor as a result of an exercise of adjustment warrants for no additional consideration. The adjustment warrants were issued pursuant to a sale of common stock on August 17, 2000 that originally resulted in net proceeds to the Company of $250,000.

On April 26, 2001, the Company issued 1,885,150 shares of common stock to investors as a result of an exercise of adjustment warrants for no additional consideration. The adjustment warrants were issued pursuant to a sale of common stock on August 23, 2000 that originally resulted in net proceeds to the Company of $12,318,672.

On May 24, 2001, the Company issued 32,257 shares of common stock to investors as a result of an exercise of warrants pursuant to an agreement with the Company in which the Company issued them 32,257 warrants exercisable at $0.01 in return for their 78,813 warrants.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:


   Number                            Description
------------      --------------------------------------------------------------

   2.2/(9)/ Agreement and Plan of Merger by and between Constellation 3D, Inc., a Florida corporation, and Constellation 3D, Inc., a Delaware corporation, as of January 9, 2001.

   2.3/(11)/      Agreement and Plan of Merger by and between Constellation 3D,
                  Inc., a Delaware corporation, and FMD&E, Inc., a Massachusetts corporation, as of April 5, 2001.

   3.1/(9)/ Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.

   3.2/(9)/       Bylaws of Constellation 3D, Inc., a Delaware corporation.

   4.1/(12)/      Common Stock Purchase Warrant, dated May 15, 2001, issued to
                  Focus Tech Investment, Inc.

   4.2/(12)/      Consulting Agreement between Constellation 3D, Inc. and Focus
                  Tech Investment, Inc., dated May 10, 2001.

   4.3/(12)/      Common Stock Purchase Warrant, dated May 29, 2001, issued to
                  Clearview Capital (UK) Ltd.

   4.4/(12)/      Stipulation of Settlement between Constellation 3D, Inc. and
                  Clearview Capital (UK) Ltd., dated May 29, 2001.

   4.5/(12)/      Retained Warrant Certificate, effective May 31, 2001, issued to Sands Brothers & Co., Ltd.

   4.6/(12)/      Additional Retained Warrant Certificate, effective May 31,
                  2001, issued to Sands Brothers & Co., Ltd.

   4.7/(12)/      Settlement and Release Agreement between Constellation 3D,
                  Inc. and Sands Brothers & Co. Ltd., Sand Brothers Venture
                  Capital, LLC and Mark G. Hollo, dated May 31, 2001.

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

   4.18/(7)/      Amended and Restated Common Stock Purchase Warrant No. W2 to
                  Purchase Shares of $.001

    Number                           Description
  ------------     -------------------------------------------------------------
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

    4.26/(8)/      Registration Rights Agreement, dated August 31, 2000, by and between Constellation 3D, Inc. and Koor's Investors.

    4.27(8)/ Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.

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

    4.39/(6)/      Securities Purchase Agreement, dated March 23, 2000, by and between Constellation 3D, Inc. and Sands Brothers Venture
                   Capital LLC.

    4.40/(6)/      Registration Rights Agreement dated as of March 24, 2000 by and between Constellation 3D, Inc.

    Number                           Description
  ----------      --------------------------------------------------------------
                  and Sands Brothers Venture Capital LLC.

  4.41/(6)/       10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture
                  Capital Associates LLC.

  4.42 Common Stock Purchase Warrant issued to The Gleneagles Fund Company II, dated as of August 13, 2001.

  4.43 Common Stock Purchase Agreement by and between Constellation 3D, Inc. and The Gleneagles Fund Company II dated as of August 13, 2001.

  4.44 Registration Rights Agreement by and between Constellation 3D, Inc. and The Gleneagles Fund Company II, dated as of August 13, 2001.

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

  10.20/(3)/      Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D Inc.

  10.21/(3)/      Amendment No. 1 to Placement Agency Agreement, dated December
                  22, 1999 by and between Sands Brothers & Co., Ltd. and C3D
                  Inc.

  10.22/(6)/      Amendment No. 2 to Placement Agency Agreement, dated March 7,
                  2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

  10.23/(6)/      Amendment No. 3 to Placement Agency Agreement, dated March 23,
                  2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.

  10.24/(4)/      Amendment No. 4 to Placement Agency Agreement, dated May 16,
                  2000, by and between Sands

    Number                           Description
--------------     -------------------------------------------------------------

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

  10.35/(10)/      Lease of Space by and between Constellation 3D, Inc. as
                   tenant and Cummings Property L.L.C. effective November 15,
                   2000.

  10.36/(10)/      Employment Agreement by and between Constellation 3D, Inc.
                   and Craig Weiner.

  10.37/(10)/      Employment Agreement by and between Constellation 3D, Inc.
                   and Raymond Peter Tellini.

  10.38/(11)/      Employment Agreement by and between Constellation 3D, Inc.
                   and Steve Haddad.

  10.39/(11)/      Lease of Corporate Office by and between Constellation 3D,
                   Inc. as tenant and Madison Third Building as landlord April
                   2, 2001.

  10.40/(11)/      Sub Contractor and Development Agreement by and between
                   Constellation 3D, Inc. and Collin Smith International Inc.

  10.41 Consulting Agreement between Constellation 3D, Inc. and Focus Partners LLC, dated June 1, 2001.

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

(11) Incorporated by reference to exhibits filed with Form 10-Q filed May 15, 2001.

(12) Incorporated by reference to exhibits filed with Form S-3 filed June 29, 2001.


(b) Reports on Form 8-K

The following reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:

1. On June 11, 2001, a report on Form 8-K was filed with respect to a press release dated June 11, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CONSTELLATION 3D, INC.
                                        ----------------------
                                             (Registrant)



Date: August 14, 2001                   By: /s/ Eugene Levich
                                            -----------------
                                            EUGENE LEVICH
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer
                                            and Director)


Date: August 14, 2001                   By: /s/ Leonardo Berezowsky
                                            -----------------------
                                            LEONARDO BEREZOWSKY
                                            Chief Financial Officer and
                                            Senior Vice President of Finance
                                            (Principal Financial and Accounting
                                            Officer)

CONSTELLATION 3D, INC.
INDEX TO EXHIBITS

   Number                              Description
 ----------    -----------------------------------------------------------------
  2.2/(9)/     Agreement and Plan of Merger by and between Constellation 3D,
               Inc., a Florida corporation, and Constellation 3D, Inc., a
               Delaware corporation, as of January 9, 2001.

  2.3/(11)/    Agreement and Plan of Merger by and between Constellation 3D,
               Inc., a Delaware corporation, and FMD&E, Inc., a Massachusetts corporation, as of April 5, 2001.

  3.1/(9)/ Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.

  3.2/(9)/     Bylaws of Constellation 3D, Inc., a Delaware corporation.

  4.1/(12)/    Common Stock Purchase Warrant, dated May 15, 2001, issued to
               Focus Tech Investment, Inc.

  4.2/(12)/    Consulting Agreement between Constellation 3D, Inc. and Focus
               Tech Investment, Inc., dated May 10, 2001.

  4.3/(12)/    Common Stock Purchase Warrant, dated May 29, 2001, issued to
               Clearview Capital (UK) Ltd.

  4.4/(12)/    Stipulation of Settlement between Constellation 3D, Inc. and
               Clearview Capital (UK) Ltd., dated May 29, 2001.

  4.5/(12)/    Retained Warrant Certificate, effective May 31, 2001, issued to Sands Brothers & Co., Ltd.

  4.6/(12)/    Additional Retained Warrant Certificate, effective May 31,
               2001, issued to Sands Brothers & Co., Ltd.

  4.7/(12)/    Settlement and Release Agreement between Constellation 3D,
               Inc. and Sands Brothers & Co. Ltd., Sand Brothers Venture
               Capital, LLC and Mark G. Hollo, dated May 31, 2001.

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

  4.30/(8)/    Warrant Agreement, dated August 18, 2000, by and between
               Constellation 3D, Inc. and Blank Rome Comisky & McCauley LLP.

    Number                              Description
 -----------   -----------------------------------------------------------------
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

  4.42 Common Stock Purchase Warrant issued to The Gleneagles Fund Company II, dated as of August 13, 2001.

  4.43 Common stock Purchase Agreement by and between Constellation 3D, Inc. and The Gleneagles Fund Company II dated as of August 13, 2001.

  4.44 Registration Rights Agreement by and between Constellation 3D, Inc. and The Gleneagles Fund Company II, dated as of August 13, 2001.

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

  10.11/(1)/   Employment Agreement dated July 15, 1998, by and between Memory
               Devices (M.D.) (1996) Ltd. and Ronen Yaffe.

     Number                            Description
 --------------  ---------------------------------------------------------------
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

  10.29/(6)/     Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

  10.30/(6)/     Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

  10.31/(6)/     Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.

  10.32/(8)/     Loan Agreement, dated August 23, 2000, by and among
                 Constellation 3D Technology Limited and Constellation 3D, Inc.

  10.32.1/(10)/  Amendment to Loan Agreement, dated March 11, 2001, by and among
                 Constellation 3D Technology Limited and Constellation 3D, Inc.

    Number                             Description
 ------------    ---------------------------------------------------------------
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

  10.35/(10)/    Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings Property L.L.C. effective November 15, 2000.

  10.36/(10)/    Employment Agreement by and between Constellation 3D, Inc. and
                 Craig Weiner.

  10.37/(10)/    Employment Agreement by and between Constellation 3D, Inc. and
                 Raymond Peter Tellini.

  10.38/(11)/    Employment Agreement by and between Constellation 3D, Inc. and
                 Steve Haddad.

  10.39/(11)/    Lease of Corporate Office by and between Constellation 3D, Inc.
                 as tenant and Madison Third Building as landlord dated April 2, 2001.

  10.40/(11)/    Sub Contractor and Development Agreement by and between
                 Constellation 3D, Inc. and Collin Smith International Inc.

  10.41 Consulting Agreement between Constellation 3D, Inc. and Focus Partners LLC, dated June 1, 2001.

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

  (11) Incorporated by reference to exhibits filed with Form 10-Q filed May 15, 2001.

  (12) Incorporated by reference to exhibits filed with Form S-3 filed June 29, 2001.