Form 10-Q
period 2001-09-30
CONSTELLATION 3D INC
filed 2001-11-15
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001
                         Commission File Number 0-28081

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

Yes  [X]    No [_]

As of October 31, 2001, 48,354,816 shares of the registrant's common stock, $0.00001 par value per share, (the "Common Stock") were issued and outstanding, excluding the 500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2001

PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS
                  Consolidated Condensed Balance Sheets as of September 30, 2001
                  and December 31, 2000 ......................................................................  1

                  Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and the period from September 25, 1997 (inception) to September 30,
                  2001 .......................................................................................  2

                  Consolidated Condensed Statement of Stockholders' Deficit for
                  the nine months ended September 30, 2001 ...................................................  3

                  Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000, and the period from
                  September 25, 1997 (inception) to September 30, 2001 .......................................  4

                  Notes to Consolidated Condensed Financial Statements .......................................  6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...... 14

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................. 21

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS .......................................................................... 23

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................................................. 23

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................................................... 26

SIGNATURES ................................................................................................... 32



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


                                     (iii)

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                          September 30,       December 31,
                                                                                               2001              2000
                                                                                           (unaudited)        (audited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

   Cash and cash equivalents                                                              $    614,503      $  8,728,600
   Prepaid and other                                                                           641,998           245,372
---------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                         1,256,501         8,973,972

Furniture and Equipment, net                                                                   592,381           426,293
---------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                              $  1,848,882      $  9,400,265
===========================================================================================================================


LIABILITIES , CONTINGENT REDEMPTION VALUE OF COMMON STOCK AND STOCKHOLDERS'
   EQUITY (DEFICIT)

Current Liabilities

   Accounts payable and accrued expenses                                                  $  1,881,205      $  2,103,009
   Due to related parties                                                                      353,434           267,283
   Convertible line of credit, net of discount of $0 and $312,968                              550,000           687,032
   Convertible debenture, net of discount of $149,404 and $1,880,847                         3,850,596         2,119,153
---------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                    6,635,235         5,176,477


Commitments and Contingencies
    Contingent redemption value of common stock                                              1,150,000                 -

Stockholders' Equity (Deficit)
   Common stock, $0.00001 par value; 100,000,000 shares authorized,
    47,354,816 and 43,192,775 issued and outstanding                                               474               432
   Additional paid in capital                                                               37,310,042        35,141,895
   Deficit accumulated during the development stage                                        (43,246,869)      (30,918,539)
---------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                        (5,936,353)        4,223,788
---------------------------------------------------------------------------------------------------------------------------

Total Liabilities, Contingent Redemption Value of Common Stock and Stockholders'
Equity (Deficit)                                                                          $  1,848,882      $  9,400,265
===========================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                           Cumulative Amounts
                                             From Inception
                                          (September 25, 1997)     Three Months Ended September 30,  Nine Months Ended September 30,
                                                                   --------------------------------  -------------------------------
                                       Through September 30, 2001         2001           2000             2001           2000
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES
   Research and development                   $ 14,529,338           $ 1,051,124    $ 1,349,084       $  4,431,362   $  3,267,122
   General and administrative                   13,213,880             1,085,177      1,049,974          4,130,440      3,030,269
   Marketing                                     6,951,133               321,522        112,448          1,166,572      4,631,294
------------------------------------------------------------------------------------------------------------------------------------

  Total operating expenses                      34,694,351             2,457,823      2,511,506          9,728,374     10,928,685
------------------------------------------------------------------------------------------------------------------------------------


   Interest expense, net                         8,212,517               791,608      2,669,202          2,426,419      4,259,462
   Tax expense (benefit)                           180,001               (17,000)        64,291             13,537         75,812
------------------------------------------------------------------------------------------------------------------------------------

  Net loss                                    $(43,086,869)          $(3,232,431)   $(5,244,999)      $(12,168,330)  $(15,263,959)
====================================================================================================================================

  Net loss per share - basic and diluted                             $     (0.07)   $     (0.13)      $      (0.27)  $      (0.37)
====================================================================================================================================

  Weighted average number of shares of
    common stock outstanding - basic and
    diluted                                                           48,477,106     41,698,933         45,582,928     41,234,050
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

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit
                                                  Common Stock                           Accumulated
                                           ------------------------
                                                                        Additional        During the
                                              Shares       Amount    Paid-in Capital   Development Stage     Total
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000 (audited)          43,192,775 $     432      $ 35,141,895    $(30,918,539)    $  4,223,788

Issuance of common stock on exercise of
   adjustment warrants - February 14, 2001       313,419         3                (3)              -                -


Issuance of common stock on exercise of
   adjustment warrants - April 26, 2001        1,885,150        19               (19)              -                -


Issuance of common stock on exercise of
   warrants - May 24, 2001                        32,257         -                 -               -                -

Issuance of common stock on exercise of
   warrants - July 15, 2001                      150,000         2             1,498               -            1,500

Issuance of common stock on exercise of
    warrants - August 10, 2001                    46,329         -               463               -              463

Issuance of common stock on exercise of
   warrants - August 11, 2001                    120,000         1             1,199               -            1,200

Warrants issued as an inducement to
   enter into common stock purchase
   agreement - August 22, 2001                         -         -            85,087               -           85,087

Issuance of common shares for cancellation
   of payable to consultants - September 10,     564,886         6           570,529               -          570,535
   2001

Issuance of common shares relating
   to adjustments mechanisms of the August
   23, 2000, financings - September 15,          750,000         8                (8)              -                -
   2001

Issuance of common shares for services-
   September 17, 2001                            300,000         3           278,997               -          279,000


Warrants issued in connection of
   modification of maturity terms relating to
    convertible debenture - September 25,              -         -           149,404               -          149,404
   2001

Noncash stock-based compensation relating
   to issuance of stock options                        -         -         1,081,000               -        1,081,000


Accretion of contingently redeemable
   common stock                                                                             (160,000)        (160,000)

Net loss                                               -         -                 -     (12,168,330)     (12,168,330)
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001 (unaudited)       47,354,816       474        37,310,042     (43,246,869)      (5,936,353)
=========================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASHFLOWS
        FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                 Cumulative Amount
                                                                 From Inception
                                                               (September 25, 1997)
                                                              Through September 30,  Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                        2001              2001              2000
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                                         $(43,086,869)     $(12,168,330)     $(15,263,959)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Noncash stock-based compensation                                6,272,206         1,081,000         4,293,000
       Beneficial conversion feature                                     245,000                 -           193,000
       Interest expense related to discount amortization               5,875,000         2,193,815         2,434,700
       Depreciation                                                      273,489           121,447            48,573
       Loss realized on exchange of common  stock for debt               101,535           101,535                 -
       Write down of furniture and equipment                              49,750                 -                 -

       Interest expense relating to modification of debt
         Conversion rates                                                668,000                 -           650,000
       Shares and warrants issued for services rendered                  385,000           279,000           106,000
       Change in assets and liabilities:
         Prepaid and other                                              (706,911)         (461,539)          (32,271)
         Accounts payable and accrued liabilities                      2,794,118           397,196           885,789
------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                (27,129,682)       (8,455,876)       (6,685,168)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                                (1,026,776)         (287,535)         (180,785)
   Sale of furniture and equipment                                        80,405                 -                 -
   Business acquisition, net of cash acquired                          1,019,413                 -                 -
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                       73,042          (287,535)         (180,785)
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock                             17,526,219           993,163        11,544,517

   Proceeds from issuance of convertible debt                          7,700,000                 -         4,000,000
   Proceeds from borrowing on line of credit                           1,000,000                 -         1,000,000
   Repayment on borrowing on line of credit                             (450,000)         (450,000)                -
   Proceeds from shareholders loan                                     1,541,490                 -                 -
   Advances from related party, net                                      353,434            86,151           207,790
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                             27,671,143           629,314        16,752,307
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     614,503        (8,114,097)        9,886,354

Cash and Cash Equivalents, beginning of period                                 -         8,728,600         2,030,139
------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                            $    614,503      $    614,503      $ 11,916,493
========================================================================================================================

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited )
                                   Continued

                                                               Cumulative Amount
                                                                 From Inception
                                                               (September 25, 1997)
                                                               Through September 30,  Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                         2001            2001           2000
--------------------------------------------------------------------------------------------------------------------------
  Supplemental Disclosures of Cash Flow Information:
  Cash paid for taxes                                              $  190,464     $   24,000     $        -
  Cash paid for interest                                           $  501,500     $  290,000     $        -

  Non-cash Financing Activity
  Debt discount  related to detachable warrants                    $4,994,000     $  234,491     $3,997,000
  Conversion of notes payable                                       3,927,205              -      2,367,973
  Conversion of loans payable                                       1,643,653              -      1,402,163
  Net assets disposed of upon acquisition                              66,028              -              -
  Stock issued in reverse acquisition                                 953,205              -              -
  Stock issued for debt settlement                                    570,535        570,535              -

  Contingent redemption value of common stock                       1,150,000      1,150,000
==========================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1.  BUSINESS DESCRIPTION

Constellation 3D, Inc., formerly a Florida Corporation and after redomiciliation, a Delaware corporation; together with all of its subsidiaries (the "Company"), was incorporated on December 27, 1995, under the name Latin Venture Partners, Inc. The name of the company was changed to C3D Inc. on March 24, 1999 in anticipation of a transaction with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech").

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

On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D, Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999, and amended its Articles of Incorporation to allow for an increase in the number of shares authorized from 50,000,000 shares to 100,000,000 shares of common stock ($0.00001 par value). On January 18, 2000, a three-for-one forward split of the Company's common stock took effect for shareholders of record as of December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

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

As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $12,168,330 for the nine months ended September 30, 2001, and to date has accumulated losses of $43,086,869. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

As a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. The Company cannot assure that additional financing will be obtained or that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company will not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated condensed interim financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of September 30, 2001, and the related consolidated condensed statements of operations, stockholders' equity (deficit) and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of the results for a full year. These consolidated condensed interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

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

Certain reclassifications have been made to prior year data to confirm with current year presentation.

The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $43,086,869 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

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

The Company believes that implementation of the above accounting standards will not have any impact on its consolidated financial statements.

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

NOTE 4.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and contingent shares, based on the treasury method of computing such effects The assumed exercise of stock options, warrants, adjustment warrants, as well as the issuance of common stock upon conversion of convertible debt, aggregating 8,972,380 shares at September 30, 2001, would potentially dilute basic earnings per share.

NOTE 5.  CONVERTIBLE LINE OF CREDIT

On August 23, 2000, the Company established an unsecured credit line of up to $6 million with Constellation Tech, which expired on February 23, 2001. On March 11, 2001, the line of credit with Constellation Tech was amended such that the $6,000,000 would be available until December 31, 2001, with a maximum limit of $1,000,000 per withdrawal for any consecutive 30-day period. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation Tech has the right to convert the outstanding loan amount together with accrued interest into common equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72. On August 28, 2000, the Company had utilized $1,000,000 of this credit facility. On August 24, 2001, the Company repaid $450,000 of the principal amount owed. Constellation Tech is a related party by virtue of it owning a majority of the shares of the Company's common stock as well as having common directors and officers. The Company does not anticipate that constellation Tech will extend the line of credit beyond the December 31, 2001 maturity. The Company believes based on representation made by Constellation Tech that the principal of $550,000 plus accrued interest will be converted into equity.

NOTE 6.  CONVERTIBLE DEBENTURE

On March 24, 2000, the Company issued a 10% convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC ("Sands Brothers"). The convertible debenture can be converted at any time at the option of the holder into shares of common stock of the Company at a conversion price of $17.65 per share and expires on September 24, 2001. On October 16, 2001, the Company entered into an agreement with Sands Brothers for an extension of the maturity date until September 24, 2002. The terms of the agreement call for earlier repayment under the following circumstances: (i) the Company shall retire $2 million of principal, and accrued interest from the proceeds of additional debt and/or equity financings of not less than $4 million which close on or before October 30, 2001; and (ii) with respect to new debt and/or equity financings closing subsequent to October 30, 2001, the Company shall retire $1 million of principal and accrued interest for every $4 million in proceeds received. In consideration for the extension of the maturity date, the Company granted Sands Brothers 500,000 warrants, expiring on September 24, 2004, with an exercise price of $1.50 per share. The fair value ascribed to the 500,000 warrants for accounting purposes was $149,404 based on the Black-Scholes option-pricing model and recorded as a deferred discount and a corresponding increase to additional paid in capital of $149,404. The debt discount will be amortized to interest expense over the extension period The Company granted the convertible debenture holder certain registration rights with respect to the common stock underlying the warrants.

NOTE 7.  STOCKHOLDERS' EQUITY (DEFICIT)

On February 14, 2001, 262,856 shares of the Company's common stock were issued to a group consisting of the following seventeen investors: I. Nahori, Y. Hershkovitz, O. Ackerman, T. Barak, Z. Korech, T. Edri, O. Ron, E. Miro, A. Shilontchik, Y. Peleg, A. Ben-Ami, G. Altshuler, Koor Underwriters and Issuers Ltd., Menorah Gaoon Investment Ltd., Shalom and Yafa Bilgori, The Hebrew University Employee Fund, and S. Tov, collectively called Koor's Investors. The Koor's investors exercised their adjustment warrants, which were granted pursuant to a sale of common stock of the Company on August 31, 2000, for no additional consideration. On the same day, Jacqueline Hershkovitz exercised her adjustment warrants, pursuant to a sale of common stock of the Company on September 12, 2000, and was issued an additional 19,710 shares of common stock for no additional consideration. Also on February 14, 2001, TCO Investment Inc. exercised its adjustment warrants, pursuant to a sale of common stock of the Company on August 17, 2000, and was issued an additional 30,853 shares of common stock for no additional consideration.

On April 26, 2001, Halifax Fund, L.P. ("Halifax"), Epicenter Venture Finance Ltd. ("Epicenter"), and Winnburn Advisory Group ("Winnburn") exercised their adjustment warrants, which were granted pursuant to sales of common stock of the Company on August 23, 2000 and September 19, 2000, and were issued an additional 1,885,150 shares of common stock for no additional consideration.

All the shares that were issued pursuant to the adjustment warrants provisions were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The number of adjustment warrants was calculated based on a formula that adds a premium to the initial investment and divides it by the average of the lowest closing share prices over a certain period and subtracts from the result the shares that were previously issued.

During the second quarter the Company reached an agreement with Halifax, Epicenter, Winnburn, Koor's investors, TCO Investment Inc., and Jacqueline Hershkovitz that participated in the August and September of 2000 financing to exchange 750,457 one year warrants at an initial exercise price of $10.1531 per share and subject to additional adjustment provisions, for 228,586 warrants with an exercise price of $0.01. The aggregate number of warrants that would have been issuable pursuant to the additional adjustment provisions would have been exercisable into approximately 1.6 million shares of the Company at initial exercise price averaging under $5 per share, and had additional reset provisions that could have significantly lowered the exercise. As of September 30, 2001, all the warrants were exercised into shares of the Company.

On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that it is entitled to finder's fees in connection with the August 2000 financing. In May 2001, the Company settled the dispute by granting Clearview warrants to purchase 120,000 shares of the Company with an exercise price of $0.01. Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit, as the transaction was recorded as a debit to cost of finance and a credit to additional paid in capital. On August 11, 2001, the warrants were exercised into shares of the Company.

In May 2001, the Company settled a dispute with Sands Brothers, according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands Brothers agreed to reduce its warrant ownership from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11.00 per share. The Company did not realize a charge to operations as a result of the changes to the original warrants issue asthe Company already valued the warrants for the maximum valuation pursuant to the original issue. On September 25, 2001, Sands Brothers received 500,000 three-year warrants with an exercise price of $1.50 per share in consideration of the deferment of the convertible note maturity date (see note 6).

On May 10, 2001, the Company signed a new agreement with one of its consultants that supersedes all the previous agreements, in which the number of warrants granted to the consultant will be lowered from 250,000 with exercise prices of $10.1531 per share and 100,000 with exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share. The Company did not realize a compensation expense in connection to the new agreement, as the value ascribed to the warrants was lower than the value realized as compensation expense for the original warrants issue.

On August 13, 2001 the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Gleneagles Fund Company ("Gleneagles") as amended on August 16, 2001 for a maximum of $30 million in equity financing over a 30-month period. The Purchase Agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired, which draw-down rights are restricted by certain provisions such as an aggregate volume limit of 9,200,000 common shares and minimum floor price of $4.00 per share provided that the Company may reduce the minimum floor price to $1.00 per share.

Under the Purchase Agreement, the Company sold 714,286 shares of common stock ("Initial Shares") to Gleneagles for the aggregate purchase price of $1,000,000, corresponding to an initial purchase price of $1.40 per common share of the Company, less $10,000 cost of financing. If (i) the Adjusted Share Amount (as defined in the Adjustment Warrant) on five or more consecutive trading days during the Pricing Period (as defined in the Adjustment Warrant) is equal to zero or (ii) Initial Shares are not available for resale by the 120th calendar day following August 16, 2001, Gleneagles may at any time following either such event require the Company to repurchase all or a portion of Initial Shares for cash at a per share price equal to the greatest of (1) 115% of $1.40, (2) the daily volume weighted average price of the Company's common stock on the Nasdaq National Market on the 120th calendar day following August 16, 2001, or (3) the daily volume weighted average price of the Company's common stock on the Nasdaq National Market on the trading day prior to the date on which Gleneagles delivers a repurchase notice to the Company. Accordingly, the Company recorded $1,150,000 for the contingent redemption value of these common shares with a corresponding reduction in additional paid in capital at September 30, 2001.

The Company also issued an Adjustment Warrant to Gleneagles. Gleneagles can exercise the Adjustment Warrant for the number of common shares of the Company determined by subtracting the number of Initial Shares from the sum of Adjusted Share Amounts (as defined in the Adjustment Warrant) for each trading day during a Pricing Period. If the Company fails to deliver to Gleneagles the Adjustment Shares (as defined in the Adjustment Warrant) within 10 trading days of a notice, Gleneagles may require the Company to repurchase the Adjustment Shares for cash at a per share price equal to the greater of the (i) 115% of the daily volume weighted average price on the day prior to the date a notice is delivered and (ii) 115% of the daily volume weighted average price on the trading day on which Adjustment Shares were required to be delivered to Gleneagles. Also if the Company fails to have a registration statement covering the sale of the common shares declared effective within 120 calendar days from August 16, 2001, Gleneagles may require the Company to repurchase the Adjustment Shares at a price equal to the greater of (i) 115% of the daily volume weighted average price on the day prior to the date the notice is delivered and (ii) 115% of the average of the daily volume weighted average prices for each trading day of the Pricing Period. At September 30, 2001, there were no contingently issuable Adjustment Shares.

As an inducement to enter into the Purchase agreement, Gleneagles received 52,000 5-year warrants to purchase shares of the Company with an exercise price of $3.31896 per share. The fair value ascribed to the warrants for accounting purposes was $85,087 based on the Black-Scholes option-pricing model and was recorded as a deferred asset with a corresponding increase to additional paid in capital. The deferred asset will be amortized to interest expense over a 30-month period.

On September 10, 2001, the Company signed an investment banking agreement with Griffin Securities, Inc. ("Griffin"). Pursuant to the agreement, Griffin received a grant of 100,000 three-year warrants, vesting immediately, nonforfeitable, and exercisable at $1.50 per share. The fair value ascribed to the 100,000 warrants for accounting purposes was $45,000 based on the Black-Scholes option-pricing model and was recorded as general and administrative expense with a corresponding increase to additional paid in capital.

On September 10, 2001, the Company signed agreements with certain of the Company's vendors to issue 564,886 shares of the Company in return for their forbearance of $469,000 in payables for service rendered. In connection with this issuance, the Company recorded a charge to operations of $101,535 representing the excess of the fair value of the shares over the payables based on a stock price of $1.01 on the agreement date.

On August 23, 2000 and September 19, 2000, the Company entered into common stock investment agreements (the "Investment Agreement") with Halifax Fund LP ("Halifax") and sold 492,459 shares of common stock ("Initial Shares") for $5 million cash under each of the two transactions. In connection with each of the agreements, the Company issued (1) Five-Year Warrants ("Initial Warrants"), (2) Adjustment Warrants and (3) One-Year Warrants ("Optional Warrants"). Additionally, the Purchase Agreement provided that Halifax may be entitled to receive additional shares of common stock ("Anti-Dilution Shares") from the Company within 10 business days if during the most favored nation ("MFN") period (with respect to the initial shares, the period commencing on the closing date and ending on the second anniversary of the closing date; with respect to the Optional Warrants, the period commencing on the date Halifax receives such shares and ending on the second anniversary of that date) the Company issues common stock at a price lower than per share selling price Halifax paid, which is $10.15, or at a discount from the fair value greater than 10%.

During September 2001, the Company issued 340,489 and 409,511 shares to Winnburn and Epicenter, respectively, that was recorded as an increase to par value of common stock with a corresponding offset to additional paid in capital. During 2000, Winnburn and Epicenter were granted the same terms as Halifax with respect to the issuance of Anti-Dilution Shares. In addition, pursuant to the Most Favored Nation (MFN) terms the Company incurred a liability of 4,717,635 common shares of the Company to Halifax which was subsequently renegotiated in the fourth quarter (see note 8).

On September 17, 2001, the Company issued 300,000 common shares to George Carhart as payment for consulting services that are to be rendered over a period of one year. The fair value of common stock issued was $279,000 based on a closing price of $0.93 on the date of the issuance.

Stock options

The shareholders approved the 1999 stock option plan (the "Plan") on December 27, 1999. The Plan allows the Company to grant stock options to its officers, key employees, directors and other important consultants at prices not less than fair market value at the date of grant. A maximum of 7,000,000 shares were approved to be issued under the Plan as amended. As of September 30, 2001, there were 5,262,870 options under this Plan outstanding and 1,222,078 options outside of the Plan outstanding.

During the nine months ended September 30, 2001, the Company granted options to purchase 702,500 shares of the Company's common stock at exercise prices ranging from $5.15 to $6.97 per share. The options vest over a three-year period. No expense was recognized upon granting of the options as the exercise prices were equal to the fair market values on the grant date.

On February 9, 2001, the Company granted an employee of the Company 17,320 options at an exercise price of $0.01 per share. These options vested immediately and expire on February 9, 2005. In connection with the issuance, the Company recorded compensation expense of $105,000 and an increase to additional paid in capital, representing the intrinsic value ascribed to the issuance. On the same day, the Company granted the same employee 100,000 options at an exercise price of $6.06 per share. These options vest upon the employee achieving certain defined goals. In connection with the issuance, the Company recorded compensation expense and an increase to additional paid-in capital, representing the fair value of the issuance that is amortized over the vesting period. The grant of the 100,000 options will be re-valued at each quarter, until fully vested.

On May 2, 2001, The Company granted a consultant 20,000 options at an exercise price of $5.15 per share. These options vest over the next 12 months and expire within 21 months. In connection with the issuance, the Company recorded compensation expense and an increase to additional paid-in capital, representing the fair value of the issuance that is amortized over the vesting period. The grant will be re-valued at each quarter, until fully vested.

On June 4, 2001, the Company granted an employee of the Company 8,278 options at an exercise price of $0.01 per share. These options vest on September 4, 2001, and expire on September 4, 2002. In connection with the issuance, the Company recorded compensation expense of $6,000, representing intrinsic value.

The Company estimates the fair value of each stock option at the measurement date by using the Black- Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2001; no dividend yield for any period; expected lives of 1 to 5 years; expected volatility of 80% and; weighted average risk-free interest rates ranging from 2.5% - 3.8%.

NOTE 8.  SUBSEQUENT EVENTS

During the third quarter of 2001, pursuant to the Most Favored Nation (MFN) terms the Company incurred a liability of 4,717,635 common shares of the Company to Halifax. On October 1, 2001, the Company and Halifax entered into an Exchange Agreement whereby in exchange for (1) the cancellation of the issuable and prospectively issuable Anti-Dilution Shares and (2) the cancellation of the 393,968 Initial Warrants, the Company will deliver (1) 1,120,723 common shares,
(2) a $5 million 5% Senior Secured Convertible Debenture ("Senior Debenture") due October 1, 2006 and convertible at $6.00 per share with an effective conversion rate of $3.13 per share and (3) the Optional Debenture Warrant entitling Halifax to purchase, until October 8, 2002, a 5% Senior Secured Convertible debenture of up to $5 million, with the same conversion rate as the Senior Debenture, maturing five years following the respective issuance date.

In the fourth quarter, the Senior Debenture was recorded at $ 2,610,870 representing the sum of fair values of 3,596,912 issuable Anti-Dilution Shares based on a stock price of $0.72 and 393,968 Initial Warrants based on Black-Scholes option-pricing model resulting in a debt discount of $2,389,130 which will be amortized over the term of the debt. The issuance of 1,120,723 common shares was recorded as an increase to par value of common stock with a corresponding charge to additional paid in capital. Since the effective conversion rate of the Senior debt was higher than the conversion price, no value was ascribed to beneficial conversion feature.

On October 19, 2001, the Company entered into a Debenture Purchase Agreement with DeAM Convertible Arbitrage Fund Ltd. ("DeAM"). Under the agreement, the Company issued a 5% Convertible Debenture due October 1, 2006 in the aggregate principal amount of $1,000,000, convertible at $0.8513 per share with effective conversion rate of $0.72 per share. To induce DeAM to enter into the agreement, the Company issued 458,113 five-year warrants exercisable at $0.8513 per share. Upon the Company's fulfillment of certain conditions, the Company may sell an additional $2,000,000 of Debentures to DeAM under the agreement. Proceeds from the debenture issued with the five-year warrants are allocated between the debenture and and the warrants based on their relative fair values as required by the Accounting Principles Board Opinion No. 14. The value ascribed to the five-year warrants based on the Black-Scholes option-pricing model was $151,798 which will be recorded as a debt discount with a corresponding addition to paid in capital and will be amortized as a component of interest expense over the term of the debenture. As the effective conversion rate of the debenture of $0.72 per share was higher than the closing price of $0.64 per share, no value was ascribed to beneficial conversion feature.

In October 2001, the Company settled the litigation pending with Challis International Limited ("Challis"). Pursuant to the terms of the settlement agreement, the parties have dropped all claims against each other and have executed mutual releases in exchange for the issuance of one million unregistered shares of the Company common stock owned by Constellation Tech to Williams de Broe PLC, a third-party beneficiary to the settlement. As part of this settlement Constellation Tech, the Company's majority shareholder, has agreed to transfer one million unregistered common shares from the Company to Williams de Broe PLC. The Company transferred the shares to Williams de Broe PLC, and Constellation Tech currently owes the Company 1,000,000 shares of common stock.

On October 25, 2001, the Company entered into a contract to sell a majority interest in the assets of its Velor subsidiary. The contract requires the transaction to close by December 31, 2001. Upon closing the Company would receive $1 million in proceeds and a $3 million debenture subject to certain prepayment discounts.

On October 31, 2001, the Company filed a request for withdrawal of the registration statement filed in connection with the equity line agreement signed with Gleneagles on August 13, 2001 as amended on August 16, 2001. The Company is currently in the process of renegotiating the terms of the agreement with Gleneagles.

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

Overview

         Constellation 3D, Inc. ("C3D"), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United States, Israel, the Ukraine and Russia, the Company researches and develops its proprietary technology ("Fluorescent Memory" or "Fluorescent Memory Technology").

         During the third quarter the Company restructured its operations and performed cuts that included mainly layoff, salary cuts, termination of office leases, lower spending on consultants and subcontractors fees, and restrictions on travel expenses. The Company estimates that in the fiscal fourth quarter its monthly spending rate will be in the range of $400,000 to $450,000 compared to $900,000 to $1,100,000 level realized in the last 12 months. The monthly spending rate may increase as the Company obtains additional financing.

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

         On January 2, 2001, the Company agreed to acquire certain fixed assets of its former Ukrainian subcontractor, Ladis Ltd., for cash consideration of approximately $30,000. Since that date, the Company has continued to conduct its Ukrainian operations using the equipment and other assets acquired from the former subcontractor.

         On January 29, 2001, the Company formed Velor Incorporated ("Velor"), a Delaware corporation headquartered in Massachusetts that is 100% owned by the Company. Since incorporation, Velor has had no operations. Velor intend to engage in the business of researching and developing solid-state memory products. On October 25, 2001, the Company entered into a contract to sell a majority interest in the assets of its Velor subsidiary. The contract requires the transaction to close by December 31, 2001. Upon closing the Company would receive $1 million in proceeds and a $3 million debenture subject to certain prepayment discounts.

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

         The Company formed Constellation 3D Europe N.V. ("C3D Europe") effective as of June 28, 2001, as a wholly owned subsidiary headquartered in Belgium. The main goal of C3D Europe is development of European markets for FMD&C products.

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

Results of Operations for the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         The consolidated financial statements include the accounts of Constellation 3D, Inc. and all of its wholly owned and majority-owned subsidiaries.

         Revenue. The Company generated no revenue for the nine months ended September 30, 2001 and 2000.

         Research and Development Expenses. The Company incurred research and development expenses of $4,431,362 for the nine months ended September 30, 2001, compared with $3,267,122 for the nine months ended September 30, 2000, an increase of $1,164,240 or approximately 36%. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, professional fees for patent registration of intellectual property, and travel of staff between the Company's geographical locations. The significant costs were payroll for staff and contractors, which amounted to $2,974,143 for the nine months ended September 30, 2001, compared with $2,109,885 for the nine months ended September 30, 2000. The increase was primarily due to a $500,000 expense for a feasibility study and a $500,000 subcontracting agreement. Professional fees were $282,338 for patent registration for the nine months ended September 30, 2001, compared with $288,677 for the nine months ended September 30, 2000. Materials consumed amounted to $274,710 for the nine months ended September 30, 2001, compared with $275,972 for the nine months ended September 30, 2000. Travel expenses amounted to $274,442 for the nine months ended September 30, 2001, compared with $221,775 for the nine months ended September 30, 2000. General and administrative costs associated with research and development facilities were $523,069 for the nine months ended September 30, 2001, compared with $225,200 for the nine months ended September 30, 2000, reflecting the increased activities of the research and development offices.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $4,130,440 for the nine months ended September 30, 2001, compared with $3,030,269 for the nine months ended September 30, 2000, an increase of $1,100,171 or approximately 36%. The increase is primarily due to a rise in consulting fees, which amounted to $1,267,586 for the nine months ended September 30, 2001, compared with $139,516 for the nine months ended September 30, 2000. The consulting fees included mainly a non-cash compensation charge of $865,000 for the granting of options to consultants during the nine months ended September 30, 2001, and $279,000 that were paid in common stock to a consultant as fee for introducing to the Company financial and strategic partners, compared with no such charge for the nine months ended September 30, 2000. Payroll expenses and management fees relating to general and administrative activities were $773,823 for the nine months ended September 30, 2001, compared with $639,201 for the nine months ended September 30, 2000. Professional fees were $610,255 for the nine months ended September 30, 2001, compared with $1,049,968 for the nine months ended September 30, 2000. The decrease was due to the reduced need for legal and accounting support for the preparation of the public filings, including the quarterly and annual reports. Office and maintenance charges were $714,672 for the nine months ended September 30, 2001, compared with $620,018 for the nine months ended September 30, 2000. The increase in office and maintenance charges relates to the increased activity of the New York office for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, when the corporate office in New York had recently opened. Travel and accommodation expenses were $200,621 in the nine months ended September 30, 2001, compared with $412,906 for the nine months ended September 30, 2000. The decrease in travel and accommodation expenditures was due to the hiring of key employees in the United State during the nine months ended September 30, 2001 to perform duties previously performed by overseas personnel. Shareholder relations expenses and filing fees were $544,696 for the nine months ended September 30, 2001, compared with $139,709 for the nine months ended September 30, 2000. The increase is due to the hiring of additional advisory firms.

         Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $1,166,572 for the nine months ended September 30, 2001, compared to $4,631,294 for the nine months ended September 30, 2000, a decrease of $3,464,722, or approximately 75%. The Company incurred $682,907 for compensation expenses relating to marketing and business development for the nine months ended September 30, 2001, compared with $4,519,161 for the nine months ended September 30, 2000. The decrease was primarily due to a non-cash stock-based compensation charge of $216,000 due to the grant of options to employees and non-employee consultants for the nine months ended September 30, 2001, compared with a non-cash stock-based compensation charge of $4,293,000 for the nine months ended September 30, 2000. The Company reflected the effects of the compensation expense related to the grant of stock options as an increase to additional paid-in capital in the statement of stockholders' equity (deficit). Travel and accommodation expenses for product demonstrations and exhibits were $292,201 for the nine months ended September 30, 2001, compared with

$107,430 for the nine months ended September 30, 2000. The increase was due to the hiring of additional marketing staff and consultants in the beginning of the year. General and administrative costs associated with marketing were $162,462 for the nine months ended September 30, 2001, compared with no such charges for the nine months ended September 30, 2000, reflecting the increased activities of the marketing department.

         Interest Expense, net. The Company recorded net interest expense of $2,426,419 for the nine months ended September 30, 2001, compared with $4,259,462 for the nine months ended September 30, 2000, a decrease of $1,833,043 or approximately 43%. The interest expense included $2,193,815 for the amortization of the financing discount and $370,582 interest expense on the convertible debt and line of credit for the nine months ended September 30, 2001, compared with $1,354,700 for the amortization of the financing cost associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, $193,000 for the beneficial conversion feature on a subordinated convertible debt, $501,898 relating to interest expenses of bank overdrafts, shareholder's loans, convertible line of credit, and subordinated convertible debt, $500,000 related to the commission charged on the subordinated convertible debt issued, and $1,730,000 ascribed to warrants and modification of conversion terms for accounting purposes relating to the conversion of a shareholder loan and a convertible note during the nine months ended September 30, 2000. Interest revenue was generated through short-term deposits and amounted to $151,926 during the nine months ended September 30, 2001, compared to $20,136 for the nine months ended September 30, 2000. The increase in interest revenue was due to the higher cash balances held by the Company for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

         Taxes. The Company has generated intercompany taxable income to date and therefore has incurred $13,537 for the nine months ended September 30, 2001, compared with $75,812 for the nine months ended September 30, 2000. Israeli and Russian subsidiaries, C-TriD and Vostok, incurred taxes due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has fully reserved deferred tax assets created primarily from net operating loss carry-forwards because management is unable to conclude that future realization is more likely than not.

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

         The consolidated financial statements include the accounts of Constellation 3D, Inc. and all of its wholly-owned and majority-owned subsidiaries.

         Revenue. The Company generated no revenue for the three months ended September 30, 2001 and 2000.

         Research and Development Expenses. The Company incurred research and development expenses of $1,051,124 for the three months ended September 30, 2001, compared with $1,349,084 for three months ended September 30, 2000, for a decrease of $297,960 or approximately 22%. Research and development expenses consist primarily of expenses incurred for the development of the data storage technology, including compensation of technical staff and contractors, materials consumed in the development process, professional fees for patent registration of intellectual property, and travel of staff between the Company's geographical locations. The significant costs were payroll for staff and contractors, which amounted to $695,948 for the three months ended September 30, 2001, compared with $963,325 for the three months ended September 30, 2000. Such decrease was primarily due to restructuring programs that included layoff, salary cuts, and lower spending on contractors that came into affect during the three months ended September 30, 2001. Professional fees were $38,449 for patent registration for the three months ended September 30, 2001, compared with $139,400 for the three months ended September 30, 2000. Materials consumed amounted to $33,099 for the three months ended September 30, 2001, compared with $93,191 for the three months ended September 30, 2000. Travel expenses amounted to $88,903 for the three months ended September 30, 2001, compared with $80,685 for the three months ended September 30, 2000. General and administrative costs associated with research and development facilities were $176,419 for the three months ended September 30, 2001, compared with $65,005 for the three months ended September 31, 2000, reflecting additional expenses from the Company's Clearcard operations which began in April 2001.

         General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional fees, telephone, travel and other general corporate expenses. General and administrative expenses were $1,085,177 for the three months ended September 30, 2001, compared with $1,049,974 for the three months ended September 30, 2000, an increase of $35,203 or approximately 3%. Payroll expenses and management fees relating to general and administrative activities were $274,742 for the three months ended September 30, 2001, compared with $215,443 for the three months ended September 30, 2000. Professional fees were $196,466 for the three months ended September 30, 2001, compared with $309,273 for the three months ended September 30, 2000. The decrease was due to the reduced need for legal and accounting support for the preparation of the public filings, including the quarterly and annual reports. Office and maintenance charges were $235,840 for the three months ended September 30, 2001, compared with $332,013 for the three months ended September 30 2000. Travel and accommodation expenses were $62,003 in the three months ended September 30, 2001, compared with $160,062 for the three months ended September 30, 2000. Consulting fees amounted to $142,668 for the three months ended September 30, 2001, compared with $9,000 for the three months ended September 30, 2000. Shareholders relations expenses and filing fees were $167,632 for the three months ended September 30, 2001, compared with $51,995 for the three months ended September 30, 2000. The increase is due to the hiring of additional advisory firms.

         Marketing. Marketing expenses consisted of compensation to employees and consultants and travel expenditures for demonstrations of the Company's technology to potential strategic partners. Marketing expenses were $321,522 for the three months ended September 30, 2001, compared to $112,448 for the three months ended September 30, 2000, for an increase of $209,074, or approximately 186%. The Company incurred $204,419 compensation expenses relating to payroll and management fees for the three months ended September 30, 2001, compared with $61,161 for the three months ended September 30, 2000. Travel and accommodation expenses for product demonstrations and exhibits were $57,469 for the three months ended September 30, 2001, compared with $4,941 for the three months ended September 30, 2000. General and administrative costs associated with marketing department were $58,565 for the three months ended September 30, 2001, compared with no such charges for the three months ended September 30, 2000, reflecting the increased activities of the marketing department, as the Company advances towards commercialization of its technology.

         Interest Expense, net. The Company recorded net interest expense of $791,608 for the three months ended September 30, 2001, compared with $2,669,202 for the three months ended September 30, 2000, for a decrease of $1,877,594, or approximately 70%. Interest expense included $672,691 for the amortization of the financing discount for the three months ended September 30, 2001, associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, compared to $662,096 associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, $1,354,700 for the amortization of the financing cost associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit and $73,000 for the beneficial conversion feature on subordinated convertible debt during the three months ended September 30, 2000. Interest expenses relating to bank overdrafts, shareholder loans, convertible line of credit, and subordinated convertible debt amounted to $125,562 for the three months ended September 30, 2001, compared to $205,013 for the three months ended September 30, 2000. Interest revenue was generated through short-term deposits and amounted to $3,464 during the three months ended September 30, 2001, compared to $907 for the three months ended September 30, 2000.

         Taxes. The Company has generated intercompany taxable income to date and has incurred a tax credit of $17,000 for the three months ended September 30, 2001, compared with tax expenses of $64,291 for the three months ended September 30, 2000. Israeli and Russian subsidiaries, C-TriD and Vostok, incurred taxes due to their treatment of inter-company advances as taxable revenue. The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has fully reserved deferred tax assets created primarily from net operating loss carry-forwards because management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

         As of September 30, 2001, the Company's cash position was $614,503 and its working capital deficit was $5,378,734, compared to a cash position of $8,728,600 and a working capital of $3,797,495 as of December 31, 2000.

         Since inception, the Company has financed its operations from capital contributions, shareholder's loans, subordinated convertible debt, and borrowings under its line of credit. During the nine months ended September 30, 2001, the Company repaid $450,000 of the principal balance of the convertible line of credit, and received net proceeds of $990,000 from issuance of common stock pursuant to the equity line agreement. This compares with the receipt of net proceeds of $11,544,517 from the sale of common stock, $4,000,000 from the issuance of subordinate convertible debt, and $1,000,000 from borrowings on the line of credit for the nine months ended September 30, 2000.

         Net cash used in operating activities was $8,455,876 for the nine months ended September 30, 2001, including a net loss of $12,168,330, an increase in prepaid and other of $461,539, and an increase in payables and accrued liabilities of $397,196. This compares with net cash used in operating activities of $6,685,168 for the nine months ended September 30, 2000, including a net loss of $15,263,959, an increase in prepaid and other of $32,271, and an increase in payables and accrued liabilities of $885,789. For the nine months ended September 30, 2001, the Company recorded non-cash expenses of $1,081,000 relating to the issuance of stock options to employee and non-employee consultants, $101,535 loss realized on exchange of shares of common stock for debt to vendors, and $2,193,815 for the amortization of a discount from the issuance of detachable warrants in connection with past financings. This compares with a charge of $193,000 for the beneficial conversion feature on a convertible debt, a non-cash expenses of $4,293,000 relating to the issuance of stock options to employee and non-employee consultants, and $1,354,700 for the amortization of a discount from the issuance of detachable warrants in connection with past financings for the nine months ended September 30, 2000. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements for the foreseeable future.

         The Company incurred net capital expenditures of $287,535 for the nine months ended September 30, 2001, compared with $180,785 for the nine months ended September 30, 2000. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

         On August 13, 2001, the Company entered into an agreement with Gleneagles on a $30 million equity line (See note 7). The equity line contains certain restrictions regarding the Company's stock price and trading volume, which could restrict access to the available funds. On October 31, 2001, the Company filed a request for withdrawal of a registration statement filed in connection with the equity line agreement signed with Gleneagles on August 13, 2001. The Company is currently in the process of renegotiating the terms of the agreement with Gleneagles.

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

         The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $43,086,869 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

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

The Company believes that implementation of the above accounting standards will not have any impact on its consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We did not have material changes in market risk for the nine months ended September 30, 2001. Please refer to the Company's Form 10-K for the fiscal year ended December 31, 2000, for a detailed discussion on the risk factors affecting the Company.

RISK FACTORS

Business Related Risks

The Company has no history of revenue, and expects to continue to incur operating losses until such time as its first generation products achieve commercial acceptance.

         As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $12,168,330 for nine months ended September 30, 2001, $20,247,205 for the year ended December 31, 2000, and $4,866,687 for the year ended December 31, 1999. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund research and development and increase administration resources. However, the Company anticipates receiving revenues at the earliest by the second half of 2002. Nevertheless, it is possible that the Company's revenues may never be sufficient to recognize a profit.

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

          As a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. While the Company has established the equity line and is negotiating for additional financing, the Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue its operations. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

Risks Related to the Company's Common Stock

The market price of the Company's common stock may decrease if a large number of shares are sold in the future.

         Future sales of the Company's common stock in the public market, or the issuance of shares of common stock upon the exercise of stock options and warrants or otherwise, could adversely affect the market price of the Company's common stock and impair the Company's ability to raise capital through the sale of equity or equity-related securities. As of September 30, 2001, the following number of shares of common stock are issued or issuable:

         Issued and outstanding /(1)/ .................................................   47,354,816
         Issuable upon exercise of outstanding warrants whether or not
             currently exercisable /(2)/ ..............................................    2,209,497
         Issuable upon exercise of outstanding stock options whether or not
             currently exercisable ....................................................    6,484,948
         Issuable upon conversion of convertible loans /(3)/ ..........................      277,935

(1) Excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly owned subsidiaries.

(2) Currently exercisable at exercise prices ranging from $0.001 to $15.13 per share.

(3) A loan of $4,000,000 provided by Sands Brothers Venture Capital Associates LLC convertible at $17.65 per share and a loan of $550,000 provided by Constellation 3D Technology Limited convertible at $10.72 per share.

         As of September 30, 2001, of the 47,354,816 issued and outstanding shares identified in the table above, 30,116,106 are restricted securities (i.e., excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly-owned subsidiaries) within the meaning of Rule 144 under the Securities Act of 1933 (the "Securities Act"), and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available. Such restricted securities are eligible for sale in the public market subject to compliance with Rule 144. In addition, other exemptions may be available for sales of such restricted securities held by non-affiliates.

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

PART II -OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 9, 2000, Challis International Limited ("Challis") commenced a lawsuit in the Supreme Court of the State of New York, County of New York, against Constellation 3D Technology Limited ("Constellation Tech") and the Company. The complaint alleges that Challis entered into several contracts with Constellation Tech or its predecessor-in-interest pursuant to which Constellation Tech agreed to provide Challis with 11.946% of the shares it would receive in the Company. Although none of the contracts upon which Challis bases its claims were with the Company, Challis seeks to hold the Company liable by alleging that the Company is the alter-ego of Constellation Tech. Although the Company is not a party to any of the contracts, Challis alleges that since one of the Company's officers signed an appendix to one of the contracts, the Company is therefore directly liable. In addition, Challis alleges that the contracts entitle it to 3,494,205 shares of the Company's common stock. The complaint seeks an order directing the Company to issue proper certificates to Challis for 3,494,205 shares or, alternatively, the fair market value of the shares, plus any incidental damages. Challis had filed a motion for summary judgment against Constellation Tech and the Company cross-moved to dismiss the complaint. The court denied both motions, and a discovery process started. In October the Company settled the litigation pending with Challis. Pursuant to the terms of the settlement agreement, the parties have dropped all claims against each other and have executed mutual releases in exchange for the issuance of one million unregistered shares of the Company common stock owned by Constellation Tech to Williams de Broe PLC, a third-party beneficiary to the settlement. As part of this settlement Constellation Tech, the Company's majority shareholder, has agreed to transfer one million common stock unregistered common shares to Williams de Broe PLC. The Company transferred the shares to Williams de Broe PLC, and currently Constellation Tech owes the Company 1,000,000 shares of common stock.

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

In May 2001, the Company settled a dispute with Sands Brothers & Co., Ltd. ("Sands Brothers"), according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands Brothers agreed to reduce its warrantownership from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11.00 per share.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 14, 2001, 262,856 shares of the Company's common stock were issued to a group consisting of the following seventeen investors: I. Nahori, Y. Hershkovitz, O. Ackerman, T. Barak, Z. Korech, T. Edri, O. Ron, E. Miro, A. Shilontchik, Y. Peleg, A. Ben-Ami, G. Altshuler, Koor Underwriters and Issuers Ltd., Menorah Gaoon Investment Ltd., Shalom and Yafa Bilgori, The Hebrew University Employee Fund, and S. Tov, collectively called Koor's Investors. The Koor's investors exercised their adjustment warrants, which were granted pursuant to a sale of common stock of the Company on August 31, 2000 that originally resulted in net proceeds to the Company of $1,920,409, for no additional consideration. On the same day, Jacqueline Hershkovitz exercised her adjustment warrants, pursuant to a sale of common stock of the Company on September 12, 2000 that originally resulted in net proceeds to the Company of $144,000, and was issued an additional 19,710 shares of common stock for no additional consideration. Also on February 14, 2001, TCO Investment Inc. exercised its adjustment warrants, pursuant to a sale of common stock of the Company on August 17, 2000 that originally resulted in net proceeds to the Company of $250,000, and was issued an additional 30,853 shares of common stock for no additional consideration.

On April 26, 2001, Halifax Fund, L.P. ("Halifax"), Epicenter Venture Finance Ltd. ("Epicenter"), and Winnburn Advisory Group ("Winnburn") exercised their adjustment warrants, which were granted pursuant to sales of common stock of the Company on August 23, 2000 and September 19, 2000 that originally resulted in net proceeds to the Company of $12,318,672, and were issued an additional 1,885,150 shares of common stock for no additional consideration.

All the shares that were issued pursuant to the adjustment warrants provisions were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The number of adjustment warrants was calculated based on a formula that adds a premium to the initial investment and divides it by the average of the lowest closing share prices over a certain period and subtracts from the result the shares that were previously issued.

On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that it is entitled to finder's fees in connection with the August 2000 financing. In May 2001, the Company settled the dispute by granting Clearview warrants to purchase 120,000 shares of the Company with an exercise price of $0.01. Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit, as the transaction was recorded as a credit to cost of finance and a debit to additional paid in capital. On August 11, 2001, the warrants were exercised into shares of the Company.

In May 2001, the Company settled a dispute with Sands Brothers, according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands Brothers agreed to reduce its warrant ownership from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11.00 per share. On October 16, 2001, Sands Brothers signed an agreement with the Company according to which it received 500,000 three-year warrants with an exercise price of $1.50 per share in consideration of the deferment of the convertible note maturity date (see note 6).

On May 10, 2001, the Company signed a new agreement with one of its consultants that supersedes all the previous agreements, in which the number of warrants granted to the consultant will be lowered from 250,000 with exercise prices of $10.1531 per share and 100,000 with exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share.

On August 13, 2001 the Company entered into an Agreement with Gleneagles Fund Company ("Gleneagles"), for a maximum of $30 million in equity financing. Under the terms of this Agreement, Gleneagles will purchase up to $30 million of the Company's common stock over the next 30 months. The Agreement is planned to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired, which draw-down rights may be restricted by certain provisions of the Agreement such as the volume and price of our common stock. In consideration Gleneagles received 52,000 5-year warrants to purchase shares of the Company with an exercise price of $3.31896 per share. On August 22, 2001, the Company received $1 million under this agreement in consideration for 714,286 shares of common stock at a price of $1.40 per share. On October 31, 2001, the Company filed a request for the withdrawal of the registration statement filed in connection with the equity line agreement signed with Gleneagles on August 13, 2001 as amended on August 16, 2001. The Company is currently in the process of renegotiating the terms of the agreement with Gleneagles.

On September 10, 2001, the Company signed an investment banking agreement with Griffin Securities, Inc. ("Griffin"). Pursuant to the agreement, Griffin received a grant of 100,000 three-year warrants, vesting immediately, nonforfeitable, and exercisable at $1.50 per share.

On September 10, 2001, the Company signed agreements with certain of the Company's vendors to issue 564,886 shares of the Company in return for their forbearance of $469,000 in payables for service rendered. In connection with this issuance the Company recorded a charge to operations of $101,535 representing the excess of the fair value of the shares over the payables based on a stock price of $1.01 on the agreement date.

On August 23, 2000 and September 19, 2000, the Company entered into common stock investment agreements (the "Investment Agreement") with Halifax Fund LP ("Halifax") and sold 492,459 shares of common stock ("Initial Shares") for $5 million cash under each of the two transactions. In connection with each of the agreements, the Company issued (1) Five-Year Warrants ("Initial Warrants"), (2) Adjustment Warrants and (3) One-Year Warrants ("Optional Warrants"). Additionally, the Purchase Agreement provided that Halifax may be entitled to receive additional shares of common stock ("Anti-Dilution Shares") from the Company within 10 business days if during the most favored nation ("MFN") period (with respect to the initial shares, the period commencing on the closing date and ending on the second anniversary of the closing date; with respect to the Optional Warrants, the period commencing on the date Halifax receives such shares and ending on the second anniversary of that date) the Company issues common stock at a price lower than per share selling price Halifax paid, which is $10.15, or at a discount from the fair value greater than 10%.

During the third quarter of 2001, pursuant to the Most Favored Nation (MFN) terms the Company incurred a liability of 4,717,635 common shares of the Company to Halifax. On October 1, 2001, the Company and Halifax entered into an Exchange Agreement whereby in exchange for (1) the cancellation of the issuable and prospectively issuable Anti-Dilution Shares and (2) the cancellation of the 393,968 Initial Warrants, the Company will deliver (1) 1,120,723 common shares,
(2) a $5 million 5% Senior Secured Convertible Debenture ("Senior Debenture") due October 1, 2006 and convertible at $6.00 per share with an effective conversion rate of $3.13 per share and (3) the Optional Debenture Warrant entitling Halifax to purchase, until October 8, 2002, a 5% Senior Secured Convertible debenture of up to $5 million, with the same conversion rate as the Senior Debenture, maturing five years following the respective issuance date.

In the fourth quarter, the Senior Debenture was recorded at $ 2,610,870 representing the sum of fair values of 3,596,912 issuable Anti-Dilution Shares based on a stock price of $0.72 and 393,968 Initial Warrants based on Black-Scholes option-pricing model resulting in a debt discount of $2,389,130 which will be amortized over the term of the debt. The issuance of 1,120,723 common shares was recorded as an increase to par value of common stock with a corresponding charge to additional paid in capital. Since the effective conversion rate of the Senior debt was higher than the conversion price, no value was ascribed to beneficial conversion feature.

During September 2001, the Company issued 340,489 and 409,511 shares to Winnburn and Epicenter, respectively, that was recorded as an increase to par value of common stock with a corresponding offset to additional paid in capital. During 2000, Winnburn and Epicenter were granted the same terms as Halifax with respect to the issuance of Anti-Dilution Shares.

On September 17, 2001, the Company issued 300,000 common shares to George Carhart as payment for consulting services that are to be rendered over a period of one year. The fair value of common stock issued was $279,000 based on a closing price of $0.93 on the date of the issuance.

During October the Company settled a dispute with Challis. As part of this settlement Constellation Tech, the Company's majority shareholder, has agreed to transfer one million common stock unregistered common shares to Williams de Broe PLC. The Company transferred the shares to Williams de Broe PLC, and currently Constellation Tech owes the Company 1,000,000 shares of common stock. This agreement represents the settlement of the last piece of material litigation currently outstanding against the Company.

On October 19, 2001, the Company entered into a financing agreement with DeAM Convertible Arbitrage Fund Ltd. (DeAM). Under the agreement, C3D issued 5% Convertible Debentures due October 1, 2006 in the aggregate principal amount of $1,000,000, convertible at $.8513 per share. Additionally, the Company issued to DeAM five-year warrants exercisable for an aggregate of 458,113 shares of Common Stock at $.8513 per share. Upon the Company's fulfillment of certain conditions, the Company may sell an additional $2,000,000 of Debentures to DeAM under the agreement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:

   Number                              Description
-------------   -------------------------------------------------------------
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

  3.2/(9)/      Bylaws of Constellation 3D, Inc., a Delaware corporation.

  4.1/(12)/     Common Stock Purchase Warrant, dated May 15, 2001, issued to
                Focus Tech Investment, Inc.

  4.2/(12)/     Consulting Agreement between Constellation 3D, Inc. and Focus
                Tech Investment, Inc., dated May 10, 2001.

  4.3/(12)/     Common Stock Purchase Warrant, dated May 29, 2001, issued to
                Clearview Capital (UK) Ltd.

  4.4/(12)/     (12) Stipulation of Settlement between Constellation 3D, Inc.
                and Clearview Capital (UK) Ltd., dated May 29, 2001.

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

   Number                            Description
   ------      --------------------------------------------------------------
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

  4.42/(13)/   Common Stock Adjusted Warrants issued to The Gleneagles Fund
               Company II, dated as of August 16, 2001.

  Exhibit                             Description
----------     -----------------------------------------------------------------
4.43/(13)/     Common stock Purchase Agreement by and between Constellation 3D,
               Inc. and The Gleneagles Fund Company II, dated as of August 13,
               2001.

4.44/(13)/     Registration Rights Agreement by and between Constellation 3D,
               Inc.and the Gleaneagles Fund Company II, dated as of August 13,
               2001.

4.45/(15)/     Consulting agreement By and Between George Carhart and
               Constellation 3D Inc. dated September 17, 2001.

4.46/(15)/     Settlement and Release By and Between G.L.A.S. Trading Ltd. And
               Constellation 3D, Inc. dated September 10, 2001.

4.47/(16)/     Common Stock Purchase Warrant to Purchase Shares of $.00001 par
               value Common Stock of Constellation 3D, Inc., dated October 19,
               2001, issued to DeAM Convertible Arbitrage Fund Ltd.

4.48/(16)/     5% Convertible Debenture due October 1, 2006 in an aggregate principal amount of One Million Dollars payable by Constellation
               3D, Inc., a Delaware company to DeAM Convertible Arbitrage Fund
               Ltd.

4.49/(16)/     Registration Rights Agreement dated October 19, 2001 by and among
               Constellation 3D, Inc., a Delaware company and DeAM Convertible
               Arbitrage Fund Ltd.

4.50/(16)/     Exchange Agreement made as of October 1, 2001 by and between
               Constellation 3D, Inc., a Delaware corporation, and Halifax Fund,
               L.P, a Cayman Islands limited partnership.

4.51/(16)/     Security Agreement made as of October 1, 2001 by and between
               Constellation 3D, Inc., a Delaware corporation, and Halifax Fund,
               L.P, a Cayman Islands limited partnership.

4.52/(16)/     Subsidiary Guarantee made by the subsidiaries of Constellation
               3D, Inc., a Delaware company in favor of Halifax Fund, L.P, a Cayman Islands limited partnership.

4.53/(16)/     Optional Debenture Warrant No. ODW1 To Purchase 5% Senior Secured
               Convertible Debentures due October 1, 2006 payable to Halifax
               Fund, L.P. by Constellation 3D, Inc., a Delaware company.

4.54/(16)/     5% Senior Secured Debenture in an aggregate principal amount of
               Five Million Dollars due October 1, 2006 payable to Halifax Fund,
               L.P. by Constellation 3D, Inc. a Delaware company.

4.55/(16)/     Restructuring Agreement entered into by and between Constellation
               3D, Inc., a Delaware corporation (the "Company") and Sands
               Brothers Venture Capital, LLC, a New York limited liability company ("Venture Capital").

4.56/(16)/     Debenture dated as of October 19, 2001 by and among Constellation
               3D, Inc., a Delaware corporation, and DeAM Convertible Arbitrage
               Fund Ltd.

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

10.5/(1)/      The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU
               Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."

10.6/(1)/      Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5,
               1999, between MSU Science Park as "Lessor" and ZAO "TriD Store
               Vostok" as "Tenant."

 Exhibit                                Description
 -------       -----------------------------------------------------------------
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

10.26/(4)/     Amendment No. 6 to Placement Agency Agreement, dated September28,
               2000, by and between Sands Brothers & Co., Ltd. and Constellation
               3D, Inc.

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

10.28/(3)/     Warrant Agreement, dated December 1, 1999, by and between Sands
               Brothers & Co., Ltd. and C3D, Inc.

 Number                                 Description
 ------        -----------------------------------------------------------------
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

10.37/(10)/    Employment Agreement by and between Constellation 3D, Inc. and
               Raymond Peter Tellini.

10.38/(11)/    Employment Agreement by and between Constellation 3D, Inc. and
               Steve Haddad.

10.39/(11)/    Lease of Corporate Office by and between Constellation 3D, Inc.
               as tenant and Madison Third Building as landlord April 2, 2001.

10.40/(11)/    Sub Contractor and Development Agreement by and between
               Constellation 3D, Inc. and Collin Smith International Inc.

10.41/(13)/    Consulting Agreement between Constellation 3D, Inc. and Focus
               Partners LLC, dated June 1, 2001.

10.42/(14)/    Amended and Restated Common Stock Purchase Agreement by and
               between Constellation 3D, Inc. and The Gleneagles Fund Company
               II, dated as of August 16, 2001.

10.43/(14)/    Amended and Restated Registration Rights Agreement by and between
               Constellation 3D, Inc. and The Gleneagles Fund Company II, dated as of August 16, 2001.

10.44/(16)/    Letter Agreement between Constellation 3D, Inc., a Delaware corporation and Epicenter Venture Finance Ltd. amending Purchase
               Price Adjustments in Sec. 7.1 of Common Stock Investment
               Agreement of August 23, 2000.

10.45/(16)/    Letter Agreement between Constellation 3D, Inc., a Delaware corporation and Winnburn Advisory amending Purchase Price
               Adjustments in Sec. 7.1 of Common Stock Investment Agreement of
               August 23, 2000.

10.46/(16)/    Settlement Agreement and Release by and between Constellation 3D,
               Inc., Constellation 3D Technology Ltd., Roderic Alexander
               Hamilton and Challis International Ltd.

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

(13) Incorporated by reference to exhibits filed with Form 10-Q filed August 14, 2001.

(14) Incorporated by reference to exhibits filed with Form 8-K filed August 24, 2001.

(15) Incorporated by reference to exhibits filed with Form S-8 filed October 9, 2001.

(16) Incorporated by reference to exhibits filed with Form 8-K filed October 25, 2001.


(b) Reports on Form 8-K

The following reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:

1. On June 11, 2001, a report on Form 8-K was filed with respect to a press release dated June 11, 2001.

2. On August 24, 2001, a report on Form 8-K was filed with respect to a press release dated August 24, 2001.

3. On October 25, 2001, a report on Form 8-K was filed with respect to a press release dated October 25, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSTELLATION 3D, INC.
                                        ----------------------
                                              (Registrant)

Date:  November 14, 2001                By:  /s/ Eugene Levich
                                             -----------------
                                             EUGENE LEVICH
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer
                                             and Director)


Date:  November 14, 2001                By:  /s/ Leonardo Berezowsky
                                             -----------------------
                                             LEONARDO BEREZOWSKY
                                             Chief Financial Officer and Senior
                                             Vice President of Finance
                                             (Principal Financial and
                                             Accounting Officer)