Form 10-K/A
period 2000-12-31
CONSTELLATION 3D INC
filed 2001-12-13
CIK 1080290

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                        Commission File Number 0-28081

                            CONSTELLATION 3D, INC.
            (Exact name of Registrant as specified in its charter)

                                                 805 Third Avenue
                                                   14/th/ Floor
         Delaware                           New York, New York 10022                   13-4064492
----------------------------------    -----------------------------------         --------------------
(State or other jurisdiction of         (Address of principal executive             (I.R.S. Employer
incorporation or organization)            offices including zip code)             Identification Number)

                                (212) 308-3572
                       --------------------------------
                       (Registrant's telephone number,
                             including area code)


          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
   -----------------------       ---------------------------------------------
            None                                       None

          Securities registered pursuant to Section 12(g) of the Act:


                        Common Stock, $.00001 Par Value
                       ---------------------------------
                                Title of Class


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on December 7, 2001 as reported on the NASDAQ National Market, was approximately $32,780,866. Shares of common stock held by each officer and director, by each person who owns 5% or more of the outstanding common stock, and by Constellation 3D Trust LLC, a wholly owned subsidiary of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 7, 2001, the Registrant had 50,713,087 shares of common stock outstanding, excluding 500,000 shares held by Constellation 3D Trust LLC, a wholly owned subsidiary of the Registrant.


The Registrant hereby amends its annual report on Form 10-K as follows:

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

     In the Acquisition, the Company acquired the following assets:

     . Constellation's Tech's then sole existing membership interest in TriDStore IP, L.L.C.;

     . all of the issued and outstanding ordinary shares in Constellation 3D Vostok;

     .  99 of the 100 allotted shares of C-TriD Israel Ltd.; and

     . all of the issued and outstanding shares of common stock of TriD SV, Inc.

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

                           ORGANIZATIONAL STRUCTURE

                                    OF THE

                       CONSTELLATION 3D, INC. ENTERPRISE
                             AS OF MARCH 20, 2001

                                           ---------------------------
                                                CONSTELLATION 3D, INC.

                                                 (Delaware, USA)
                                               (Headquartered in
                                              New York, New York, USA)
                                           ---------------------------


    100%              100%            100%             100%                100%                   100%                 80%
------------    ---------------    ------------     --------------     ---------------     ----------------     ---------------
 TriDStore IP,    Constellation      C-TriD         TriD SV, Inc.      Constellation         FMD&E, Inc.              Velor
    L.L.C.           3D Vosto      Israel Ltd.       (Delaware,         3D Trust LLC       (Massachusetts, USA)    Incorporated
(Delaware, USA)    (a.k.a 3-D       (Israel)            USA)             (Delaware,                                 (Delaware,
Formerly OMD       Vostok ZAO)                                              USA)                                       USA)
Devices, L.L.C.     (Russia)
------------    ---------------    ------------     --------------     ---------------     ----------------     ---------------


                                      100%
                                   ------------
                                   Memde Ltd.
                                    (Israel)
                                   ------------

                                   Products


       The Company has developed FMD and FMC Technology and, through licensing and/or joint ventures, plans to use it to introduce the following products:

       1. First Generation Discs and Cards

          a.   Read Only Memory (ROM) Products

               . FMD-ROM. The Company anticipates that this class of products will take the form of a disc, with data storage capacities of up to 100 Gigabytes (GB). It should include red laser-based disc/drive units.

               . FMC ClearCardTM-ROM. The Company anticipates that this class of products will take the form of credit-card-sized card devices, with data storage capacities of up to 10 GB.

          b.   Write Once Read Many Times (WORM) Products

               . FMD-R (Recordable). The Company anticipates that this class of products will take the form of a disc, with data storage capacities of up to 100 GB. The Company projects that these products will include red laser-based disc/drive units.

               . FMC ClearCardTM-R (Recordable). The Company anticipates that this product line will be a credit-card-sized card, with data storage capacities up to 10 GB.

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

          c.   Rewritable (R/W) Products

               . FMD-R/W. The Company anticipates that this future line of products will be based on a 120 mm disc with data storage capacities of up to 100 GB.

               . FMC ClearCardTM-R/W. The Company anticipates that this future line of products to be credit-card-sized cards, with data storage capacities of up to 5 GB.

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

The PC Market

     Based upon industry analysts, the Company believes there are over 25 million DVD ROM drives installed in PC's. Based upon its limited experience to date, the Company believes that the market needs storage solutions past the 4.7 GB (or 8.54 GB dual layer) capacity currently offered by DVD-ROM and 4.6 GB currently offered by DVD-R. The PC Market currently uses Compact Disc Read Only Memory (CD-ROM), recordable CDs (CD-R), DVD-ROM and DVD recordable formats.

     The home and office personal computer market includes software (ROM) and personal storage (CD-R and R/W). Based upon statements made by a media recording association, the Company believes the annual worldwide demand for ROM discs is well over 3 billion units. In the past 2-3 years, due to the increased size of software applications, distribution of software has moved from the floppy disc (holding 1.44 Megabytes (MB)) to the CD (holding 650
MB), and is now starting to move to DVD (holding 4.7 GB).

     The demand for storage in the PC ROM software market continues to grow as applications such as games and encyclopedias add more multimedia and video features. These changes have spurred the move from CD-ROM storage to DVD-ROM storage, with FMD-ROM as the available format for applications requiring over
4.7 GB of capacity.

     This trend is mirrored for recordable media. Based upon statements made by a media recording association, the Company believes the annual CD-R disc worldwide demand is 3.7 billion units. CD-R has now in fact become a commodity product, with bulk prices close to $0.30 per disc and just a few firms, such as Ritek Corporation and CMC Magnetics, controlling worldwide supply. The DVD-recordable market is now beginning to increase substantially (despite the format battles between DVD-R/W, DVD-RW+ and DVD-RAM), and is led by the need for greater storage capacity in order to record and/or archive video & audio content. The Company is developing, using current inexpensive red-laser-based FMD media, discs with a capacity of up to 100 GB, giving a 20-fold increase in recordable optical storage capacity.

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

     Based upon statements made by a consumer electronics association, the Company believes DVD technology is present in one-third of all U.S. households. Major movies are now being released primarily or even exclusively in the format, and old celluloid classics are being digitally re-mastered for DVD release.

     The Company anticipates that its discs and cards will provide a suitable solution for the distribution of films and other types of recorded information, portable applications to be used in high-resolution hand-held movie players and in-car and in-plane entertainment systems.

 . HDTV

     Based upon statements made by a consumer electronics association, and the Company's limited experience with HDTV technology, the Company believes that one important and growing market for removable storage carriers is high definition television, also called HDTV. This high quality television format has been gradually introduced in the United States, Europe and Asia. Format issues have hampered the speed of introduction, but the Company believes that certain federal laws, including the requirement that all television broadcasts be made digitally by 2006 make it increasingly likely that some form of the HDTV format will be successful.

     The high pixel rate for HDTV requires relatively large data capacities and transfer speeds to achieve the high quality definition the format allows.

     Sonic Solutions and Ravisent Technologies Inc. have announced a new format, called HDVD, which they claim has up to four times the resolution of standard DVD-Video titles for the HDTV market. However, some industry experts believe that in order to truly enable the HDTV format, media with over 50 GB memory capacity will be required.

     The Company believes that it is the only company planning to offer a single carrier solution for HDTV, and that the Company is therefore well positioned to be the predominant storage carrier for HDTV playback.

 .  Personal Digital TV Recorders

      Based upon statements made by a media recording association, there are more than 800 million VCR's installed in homes world wide. The Company further believes, based upon statements made by a media recording association and its limited experience, that the market transition for VCR to Personal TV recorders and Digital Video recorders presents a tremendous opportunity for removeable optical disc technologies. The Company estimates that the data storage market needs storage solutions with storage capacities greater than 50 GB for both ROM and recordable data storage. Currently, the personal digital TV recorder market uses DVD-R, DVD-RAM and hard disc.

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

Digital Cinema

     Based upon statements made by a national association of theatre owners, the Company believes the digital cinema market consists of approximately 36,000 screens nationwide, and approximately 120,000 worldwide. Based upon the Company's limited experience in the industry and discussions with various industry participants, the Company believes about 75% of non-digital screens will convert to digital within 10 years. The Company believes that this market requires a single disc with more than 100 GB of capacity and more than 50 megabits per second read speed. Currently, the digital cinema market lacks a standard format.

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

     The cost savings potential is extremely large when one considers that there are about 5,000 prints shipped domestically and more worldwide on most major films. Delivery costs and time only exacerbate the situation. Based upon statements made by a national association of theater owners, we believe Digital Cinema could save the industry up to $800 million per year.

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

Mobile Computing

     In this growing arena, the Company is targeting:

     .  Wireless Digital Telephone Market;

     .  Personal Digital Assistants;

     .  Electronic books;

     .  GPS systems;

     .  Digital Cameras and Digital Video Cameras

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


 . Personal Digital Assistants

     The Company believes that the PDA market represents a market segment with vast potential for FMD/C technology. The Company expects that as more functionality ranging from multimedia applications to personal communications is built into PDAs, the PDA unit's demand for digital storage will grow substantially.

     Based upon its limited experience in the industry and statements made by a market research firm, the Company believes the use of smart hand held mobile computing devices will grow substantially. Palm, Inc., a majority-owned subsidiary of 3Com Corporation, is the leading global provider of hand-held computing devices. Psion PLC, Sony Corporation and Microsoft Corporation, in conjunction with Sharp Electronics Corp., Hewlett Packard Company and others, are other significant participants in this segment.

 . Memory Used in Mobile Computing

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

 . Corporate Data Storage

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


 . Internet Streaming and Video on Demand

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

 . Video Archiving

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

                             Intellectual Property

     Through the Company's wholly owned subsidiary TriDStore IP, L.L.C., as of February 8, 2001, the Company owns the following U.S. patents:

     . U.S. Patent No. 5,847,141, entitled "Photochromic Material for Electro-Optic Storage Memory," which issued on December 8, 1998 and which expires on December 22, 2015. This patent covers photochromically modified pyridones, which are useful in three dimensional, stable, optical memory storage devices.

     . U.S. Patent No. 5,936,878, entitled "Polymeric Photo-Chromic Composition," which issued on August 10, 1999 and which expires on December 12, 2017. This patent covers the use of photochromically-modified spiropyrans in three dimensional, stable, optical memory storage devices.

     . U.S. Patent No. 5,945,252 entitled "Photochemical Generation of Stable Fluorescent Amines from Peri-Phenoxiderivatives of Polycyclic P-Quinones," which issued August 31, 1999 and which expires on December 11, 2017. This patent covers the use of photochromically modified polycyclic quinones in three dimensional, stable, optical memory storage devices.

     . U.S. Patent No. 5,982,740, entitled "Dry Bonded Digital Versatile Disc," which issued on November 9, 1999 and which expires on November 25, 2017. This patent covers a disc for storing digital information comprising a plurality of adhesively bonded sub discs.

     . U.S. Patent No. 6,009,065, entitled "Optical Pickup for 3-D Data Storage Reading from the Multilayer Fluorescent Optical Disk," which issued on December 28, 1999 and which expires on December 4, 2017. This patent covers an optical pickup capable of reading binary optical information from a multilayer fluorescent disk.

     . U.S. Patent No. 6,027,855, entitled "Photo-Chemical Generation of Stable Fluorescent Derivatives of Rhodamine B," which issued on February 22, 2000 and which expires on December 12, 2016. This patent covers a method for optically recording information in a three-dimensional memory system having an active medium which includes a Rhodamine B compound.

     . U.S. Patent No. 6,039,898, entitled "Optical Memory Device and Method for Manufacturing Thereof," which issued on March 21, 2000 and which expires on October 22, 2017. This patent covers a method of making an optical memory device comprising one or more layers, each having a patterned surface with spaced regions for receiving o fluorescent material capable of recording and transmitting data.

     . U.S. Patent No. 6,071,671 entitled "Fluorescent Optical Memory," which issued on June 6, 2000 and which expires on October 6, 2017. This patent covers a method for making an optical 3-D memory device having a plurality of layers, each carrying fluorescent material that can be reversibly rendered non-fluorescent by electromagnetic radiation for storing and recovering data.

     . U.S. Patent No. 6,080,288, entitled "System for Forming Nickel Stampers Utilized in Optical Disc Production," which issued on June 27, 2000 and which expires on May 29, 2018. This patent covers a system for electro depositing a metal layer on a substrate using a rotary jet planarizer.

     . On July 24, 2001 the Official LETTERS PATENT no.6,265,140 (Silver Halide Material for Optical . . . Treatment hereof) was issued to assignee TRID Store, Inc.

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

     The Company's success and ability to compete will depend in part upon its ability to protect its proprietary technology and other intellectual property. The Company has filed numerous patent applications to protect technology, inventions and improvements, which the Company believes are significant to the development of the Company's business and protectable under applicable patent laws. However, the Company may sell its patented products in foreign countries where the Company does not apply for patent protection, or, if the Company does apply, where the applicable regulatory body does not grant a patent. In those countries where the Company does not obtain patents, there is a risk that competitors may be able to reverse engineer the Company's products and undermine the Company's ability to compete in those markets. In addition, there are foreign countries whose intellectual property laws are not enforceable or, if enforceable, are enforceable to a lesser extent than the intellectual property laws of the United States. If the Company markets its patented products in such countries, there is a risk of piracy or reverse engineering by competitors that may undermine the Company's ability to compete.

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

 .  Removable Mass Storage Devices

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

 .  Tape Drives

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

 .  Optical Disc Drives

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

 .  Magnetic Disk Drives

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


 .  Magneto-Optical Disks

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

 .  Personal Computer Cards

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

 .  Flash Memory

     Based upon publication reports, the Company believes flash memory, a rewritable memory based on semi-conductors, will be a $10 billion a year market in 2000. The maximum storage per unit is approximately 500 MB. While flash memory represents an extremely large market, its value per byte is relatively low. The Company believes that its storage products offer much more compelling value per byte than current offerings.

Competitive Technologies in Development

     In addition to the existing storage devices, there are some comparable data storage technologies in the research and development phase, some of which might never be commercially used.

 .  Blue Laser Optical Disc Technology

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

 .  Future Magnetic Hard Disk Drives

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

 .  Holographic Storage

     The introduction of commercial lasers sparked interest in enabling 3 dimensional storage using holographic technology. However, attempts at commercialization so far failed primarily due to lack of suitable storage materials for media manufacturing.

 .  Near Field Drives

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

 .  Atomic Force Microscopy

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

 .  Scanning Tunneling Microscopy

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

     . In the PC market, memory-hungry consumer applications ranging from computer games to database applications require consumers to upgrade frequently. Eight years ago, many considered an 80 MB hard drive to be excessive -- today a hard drive of that size could not accommodate mainstream operating systems such as MS Windows.

     . The storage requirements of enterprise computing applications such as data warehousing solutions doubles almost annually.

     . Hand-held devices, including PDAs and mobile phones, are expected to demand multi-gigabyte capacities in the next few years in order to store rich multimedia content.

     . The entertainment industry, as it moves to higher resolution standards in applications such as Digital Cinema and HDTV, will require minimum data storage capacities of up to 100 GB per movie -- the Company believes that it is currently the only company that has the capacity in the near future to provide a single disc solution for these entertainment applications.

     The standard removable memory media in production today is the reflective optical disc. Companies involved in the production of Compact Disk Read Only Memory (CD ROM), recordable CDs (CD-R), CD-RW, DVD-ROM, DVD-R and DVD-RW discs include Royal Phillips Electronics, Sony Corporation and Discovision Associates for CD and several industry consortiums for DVD (Royal Phillips Electronics, Sony Corporation, Pioneer Corporation, Hitachi, Ltd., Matsushita Electronics Co., Ltd., Mitsubishi Electric, Time Warner Inc., Toshiba Corporation, and Thomson Corporation). Based upon statements of industry analysts and the Company's limited experience, the Company believes these firms license the basic technology behind the format and the production of discs and in total generate approximately $0.15 per disc manufactured and approximately 3%-4% of the sale price for each drive.

     Over 500 firms worldwide manufacture optical discs with the majority of discs being produced by larger firms that also own the disc's content, including Time Warner Inc., Sony Corporation, BMG Entertainment. Large independent replicators of pre-recorded content inclu de Panasonic, Technicolor, Cinram International, Inc., Disctronics Manufacturing, Inc., and in the recordable market (CD-R, CD-RW, DVD-R, DVD-RW) Ritek Corporation and CMC Magnetics.

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

Methods of Competition and Certain Challenges

     Given the licensing and joint venture development aspects of the Company's business model, the Company has established corporate goals and strategies that will guide the process. These goals include:

     .    the identification of key strategic market segments,

     .    the creation of marketable products demanded by these segments,

     . the development of business relationships with best-in-class partners in these segments,

     . the establishment of FMD/C as an industry standard for the next generation of removable optical data storage, and

     . the creation of strong brand awareness and recognition of the Company's technology.

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

     Potential roadblocks to the introduction of FMD/C technology include:

     . the willingness of content and application providers to accept the new media standards and to release valuable content for the media,

     . acceptance, by media and drive manufacturers, of the royalty pricing scheme, and

     . creation of a critical mass of initial partners able to ensure broad acceptance and adoption of the technology and its associated standards.


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

  The Company expects to develop trade secrets and may seek patent or copyright protection for trade secrets. The Company cannot assure that it will develop trade secrets or seek patent or copyright protection for any or all of them.
The Company has entered into and intends to enter into confidentiality and non-disclosure agreements to protect one or more trade secrets, which the Company or the Company's employees or independent contractors may develop, but the Company cannot assure that it will do so or that the appropriate parties will maintain the confidentiality necessary to protect the Company's trade secrets. A failure to maintain one or more trade secrets could have a material adverse financial impact on the Company.

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

        Issued and outstanding/(1)/...................................      43,192,775
        Issuable upon exercise of outstanding warrants whether
            or not currently exercisable/(2) (4) (5)/.................       6,251,922
        Issuable upon exercise of outstanding stock options
            whether or not currently exercisable......................       6,124,617
        Issuable upon conversion of convertible loans/(3)/............         319,913


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

(4) Includes 3,450,000 shares underlying the warrants evidenced by agreements with Sands Brothers & Co., Ltd. ("Sands Brothers"), which are in dispute. See "Legal Proceedings" and "Management Discussion and Analysis of Financial Condition and Results of Operations."

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

     On December 1, 1999, the Company entered into a Placement Agency Agreement and Warrant Agreement dated December 1, 1999 (the "Agency Agreement" and "Warrant Agreement" respectively) with Sands Brothers & Co., Ltd. ("Sands Brothers") which obligates Sands Brothers to raise through the placement of the Company's securities, on a best efforts basis, a minimum of $4.0 million (the "Minimum Amount") and, as amended on March 23, 2000, a maximum of $120.0 million for the Company. By the face of the March 23, 2000 amendments to the Agency and Warrant Agreements, the Company was to issue to Sands Brothers warrants to purchase 1,050,000 shares at an exercise price of $3.67 per share for the Minimum Amount of securities sold, and warrants to purchase 600,000 shares for each $1.0 million of the Company's securities sold up to $25.0 million (the "Additional Placement Agent Warrants") at an exercise price equal to a 40% discount to the average of the bid price of the Company's common stock for the 120 day period prior to any closing, but in no event less than $5.00 per share. On March 24, 2000, Sands Brothers raised $4 million for the Company pursuant to the Agency and the Warrant Agreement from Sands Brothers Venture Capital Associates LLC, an affiliate of Sands Brothers. The $4 million investment in the Company was made through a subordinated convertible debenture due on September 24, 2001. Pursuant to the provisions in the Agency Agreement, the Company issued to Sands Brothers warrants (the "Warrants") to purchase 1,050,000 and 2,400,000 shares of common stock at the prices of $3.67 and $15.13, respectively. In connection with the issuance of the subordinated convertible debenture, the Company entered into a registration rights agreement with Sands Brothers Venture Capital Associates LLC (the "Registration Rights Agreement").

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

Recent Sales of Unregistered Securities

     The information below relates to the Company's sales, during the year ended December 31, 2001, of securities that were not registered under the Securities Act of 1933. The share amounts and prices per share have been adjusted to give retroactive effect to the change in the price per share of the common stock resulting from the three-for-one forward split of the Company's common stock that took effect on January 18, 2000. In the aggregate, as of February 15, 2001, 6,213,876 shares of the Company's common stock purchased in the sales listed below have been registered by the Company for resale by selling stockholders on Form S-1 and Form S-3.

     During December 2000, the Company granted warrants to purchase 375,000 and 100,000 shares of the Company's common stock to Focus Partners LLC and Focus Tech Investments Inc., both non-employee consultants of the Company who provide services, at an exercise price of $10.1531 to $14.6656 per share respectively. The warrants to purchase the Company's common stock vest over 12 months and expire in 2003 through 2005. In connection with the issuance, the Company recorded a non-cash compensation expense to general and administrative expenses of $277,880, representing the fair value of the warrants granted.

     On November 11, 1999 the Company issued $500,000 in principal amount of 8% convertible subordinated debentures due October 31, 2001 to Wilbro Nominees Limited

("Wilbro"). The original conversion terms provided that the notes would be converted at the price of the lesser of (A) the average market price of the common stock over a period of twenty (20) trading days preceding any applicable date of conversion (the "Conversion Date") less a discount of 20%, or (B) the average market price of the common stock over a period of twenty (20) days preceding any applicable Conversion Date (such price being referred to herein as the "Initial Conversion Price"), provided that, in the event of (A) above, no discount shall apply unless such average market price of the Common Stock is at least $5.00 per share. On the date of issuance, the Company recorded interest expense of $125,000 for the value ascribed to the beneficial conversion feature.

     In order to induce Wilbro to convert its debentures into common stock, the Company agreed to: (i) amend the then applicable conversion price, which ranges from $8.68 to $16.77, to $11.00 (ii) offer Wilbro 15,000 common stock purchase warrants. On October 12, 2000, an aggregate of $500,000 in principal amount and accrued interest of $44,507 of the debentures was converted by Wilbro into 49,500 shares of common stock at a conversion price of $11.00 per share. As a result of the amendment of the conversion price, the Company recognized an additional interest expense of $18,000 based on the excess of the fair value of the common stock transferred in excess of the fair value of the common stock issuable pursuant to the original conversion terms. The Company also recognized an addition to paid in capital of stockholders' equity. Wilbro also received one-year warrants to purchase 15,000 shares of common stock at an exercise price of $10.1531. The fair value ascribed to the warrants was approximately $35,000. Such amount was recorded as an interest expense and as an addition to paid-in capital of stockholders' equity.

     On September 12, 2000, the Company entered into the Common Stock Investment Agreement with Jacqueline Hershkovitz. According to the Common Stock Investment Agreement, J. Hershkovitz purchased, for aggregate cash consideration of $150,000: (1) 14,774 shares of common stock at a price of $10.15313 per share,
(2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, (3) five year warrants to purchase 5,910 shares of common stock at an exercise price of $14.6656 per share, and (4) one year warrants to purchase 7,387 shares of common stock at an exercise price of $10.15313 per share. The adjustment warrants, the five year warrants and the one year warrants had a fair market value of $42,424, $38,526 and $26,644, respectively.

     The adjustment warrants were issued to Ms. Hershkovitz as an inducement to purchase the 14,774 shares of common stock of the Company and provide J. Hershkovitz certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants were exercisable until September 12, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 14,774 from the quotient of (i) 172,500 divide by (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares was first declared effective by the commission and ending on the 50/th/ trading day thereafter.

     On February 14, 2001, J. Hershkovitz exercised adjustment warrants to purchase 19,704 shares of the Company's common stock for no additional consideration, which shares were valued at $136,696 based upon the market price of the Company's common stock on February 14, 2001. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital.

     Pursuant to a Term Sheet dated October 15, 1998, Agrotec Ltd./Formula Ventures Ltd., loaned $600,000 to Memory Devices (MD) (1996) Ltd., a subsidiary of Constellation 3D Holdings Limited. Pursuant to a Loan Conversion Rights Agreement, dated December 2, 1998, the principal and interest on the $600,000 loan was convertible into preferred shares of the Company at a price equal to 75% of a calculated share value. The share value was the quotient of (i) the lowest valuation of the Company used in a financing of the Company between December 2, 1998 and the conversion date over (ii) the issued and outstanding share capital of the Company, on a fully diluted basis. In the event that a financing did not occur, the valuation of the Company, was required to be agreed upon by the parties. The parties agreed upon a conversion price of $1.79. On July 1, 1999, Constellation Tech acquired all the assets of Constellation 3D Holdings Limited, including the stock of Memory Devices (MD)(1996) Ltd.

     On September 12, 2000, an aggregate principal of $600,000 plus accrued interest of approximately $81,574 on the debt was converted by Formula Ventures L.P., FV-PEH L.P., and Formula Ventures (Israel) L.P. into 380,000 shares of the Company's common stock at the conversion price of $1.79 per share. Since the debt was converted pursuant to the original conversion terms, the Company did not recognize an additional interest expense.

     On August 31, 2000, the Company sold 197,026 shares of the Company's common stock for an aggregate consideration of $2,000,426 ($1,920,409, net of financing costs, ) to a group consisting of the following seventeen investors: I. Nahori,
Y. Hershkovitz, O. Ackerman, T. Barak, Z. Korech, T. Edri, O. Ron, E. Miro, A. Shilontchik, Y. Peleg, A. Ben-Ami, G. Altshuler, Koor Underwriters and Issuers Ltd., Menorah Gaoon Investment Ltd., Shalom and Yafa Bilgori, The Hebrew University Employee Fund, and S. Tov, collectively called Koor's Investors. In connection with this equity financing, the Company issued the following warrants to Koor's Investors: (1) five-year warrants to purchase 78,813 shares of the Company's common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, and (3) one-year warrants to purchase 98,513 shares of common stock at the initial exercise price of $10.15313 per share. The adjustment warrants, the five year warrants and the one year warrants had a fair market value of $578,397, $659,733 and $519,357, respectively.

     The adjustment warrants were issued to the Koor's investors as an inducement to purchase the 197,026 shares of common stock of the Company and were intended to provide the Koor's investors certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants were exerciseable until August 31, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 197,026 from the quotient of (i) 2,300,490 over (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting

15 trading days after the day on which a registration statement covering the initial shares is first declared effective by the commission and ending on the 50/th/ trading day thereafter.

     On February 14, 2001, the Koor's investors were issued 262,856 shares of the Company's common stock upon the exercise of all of its adjustment warrants, which shares were valued at $1,823,564 based upon the market price of the
Company's common stock on February 14, 2001.   All the shares issued pursuant to
the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital

     In connection with the sale of the foregoing securities to Koor's Investors, the Company paid Koor Underwriters and Issuers Ltd. a placement fee. Koor's Underwriters and Issuers Ltd received $80,017 (4% of the $2,000,426 purchase price) as a placement commission and five-year warrants to purchase 295,539 shares of the Company's common stock at a price of $14.6656. The Company also paid a 17% Value Added Tax on the cash payments. The warrants had a fair value of $2,473,917. The placement commission and the warrants were accounted for as a cost of financing. Accordingly, the proceeds of the sale were recorded net of the placement commission.

     On August 23, 2000, the Company entered into the Common Stock Investment Agreement with Halifax Fund, L.P., a private fund organized under the laws of the Cayman Islands, providing for a $5 million equity financing through a sale of 492,459 shares of the Company's common stock to Halifax Fund, L.P. In connection with this equity financing, the Company issued the following warrants to Halifax Fund, L.P.: (1) five-year warrants to purchase 196,984 shares of the Company's common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, and (3) one-year warrants to purchase 246,229 shares of common stock at the initial exercise price of $10.15313 per share.

     On September 19, 2000, the Company entered into a Letter Agreement with Halifax Fund, L.P., amending the Common Stock Investment Agreement of August 23, 2000. According to the Letter Agreement, Halifax Fund, L.P., provided to the Company an additional $5,000,000 equity financing in consideration for the same number of shares and warrants as purchased by it in connection with the first $5,000,000 financing described above. Therefore, Halifax Fund, L.P. has purchased in the aggregate (1) 984,918 shares of the Company's common stock, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, (3) five-year warrants to purchase 393,968 shares of the Company's common stock, and (4) one-year warrants to purchase 492,458 shares of the Company's common stock for a total consideration of $10 million. The adjustment warrants, the five year warrants and the one year warrants had a fair market value of $3,135,118, $3,295,723 and $2,593,432, respectively.

     The adjustment warrants were issued to the Halifax as an inducement to purchase the 984,918 shares of common stock of the Company and the adjustment warrants were intended to provide Halifax Fund, L.P. certain investment value protection in case the market price of the

Company's common stock declined below $11.68. The adjustment warrants were exercisable until September 19, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 984,918 from the quotient of (i) 1,150,000 over (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares is first declared effective by the commission and ending on the 100th trading day thereafter.

     On April 26, 2001, Halifax Fund, L.P., Epicenter Venture Finance Ltd. and Winnburn Advisory Group exercised their adjustment warrants, which were granted pursuant to sales of common stock and conversions of debt to common stock of the Company on August 23, 2000 and September 19, 2000 and were issued an additional 1,885,150 shares of common stock for no additional consideration. Of the 1,885,150 shares of common stock issued, 444,846 were part of an inducement to convert debt to equity. The Company recognized $2,380,000 of interest expense representing fair market value of the common stock issued. The remaining balance of shares were accounted for as a cost of raising equity in the statement of stockholders' equity.

     In connection with the sale of the foregoing securities to Halifax Fund, L.P., the Company paid placement fees to the Shemano Group and Koor Underwriters and Issuers Ltd. The Shemano Group, Inc., received $500,000 (5% of the $10,000,000 purchase price) as a placement commission and five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $14.4456 per share. The Shemano warrants had a fair value of $3,346,183. The Koor Underwriters and Issuers Ltd. received $200,000 (2% of the $10,000,000 purchase price) as a placement commission and five-year warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $14.4456 per share. The Koors Underwriters warrants had a fair value of $1,673,091. The placement commission and the warrants were accounted for as a cost of financing. Accordingly, the proceeds of the sale were recorded net of the placement commission.

     On August 23, 2000, the Company entered into a certain Loan Agreement with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech") and an affiliate of the Company, pursuant to which Constellation Tech agreed to open a credit line of up to $6,000,000 for the Company expiring on February 23, 2001. The credit line was amended to extend the availability until December 31, 2001. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation Tech has the right to convert the loan amount into equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72.

     In connection with this credit line, Constellation Tech received a three-year warrant (the "Signing Warrant') to purchase 20,000 shares of the Company's common stock, which warrant had an exercise price of $11.50 and is exerciseable from August 23, 2000 to August 23, 2003.

     In connection with the credit line, Constellation Tech also had the right to receive a three-year warrant to purchase 10,000 shares of the Company's common stock upon each withdrawal made by the Company from this credit line. The exercise price of such warrants is equal to $11.50. The Company withdrew $1,000,000 on August 23, 2000 and therefore received a total of 30,000 warrants on such date. The fair value ascribed to the 30,000 warrants was approximately $117,000 and was be recorded as deferred financing cost and is to be amortized as interest expense over the remaining term of the credit line. The Company made no additional withdrawals under the credit line.

     Up to one year from the Company's last withdrawal from the credit line, Constellation Tech has the right (the "Right'') to purchase up to 103,306 shares of common stock per $1,000,000 of principal extended. The right has an exercise price of $9.648 and the Right may only be exercised if the aggregate exercise price is at least $2,000,000. The Right expires one year from the day of the last withdrawal. The fair value ascribed to the Right was approximately $763,000, and was recorded as deferred financing cost and amortized to interest expense over the term of the credit line. At December 31, 2000, the Company has utilized $1,000,000 of this credit facility.

     Constellation Tech is a related party. Constellation Tech currently has the power to vote 26,089,283 shares of common stock of the Company, representing 40.9% of our issued and outstanding shares of common stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     On December 24, 1999 the Company issued $1,600,000 in principal amount of 8% subordinated debentures due October 31, 2001 to Winnburn Advisory ("Winnburn"). The original conversion terms provided that the notes would be converted at the price of the greater of (A) the average market price of the common stock over a period of twenty (20) trading days preceding any applicable date of conversion (the "Conversion Date"), or (B) $16.67.

     In order to induce Winnburn to convert its debentures into common stock, the Company agreed to: (i) amend the then applicable conversion price, $16.67, to $10.1531; and (ii) offer Winnburn 83,048 and 66,439 common stock purchase warrants. On August 23, 2000, an aggregate of $1,600,000 and accrued interest of $86,399 of was converted by Winnburn into 166,097 shares of common stock. As a result of the amendment of the conversion price, the Company recognized an additional interest expense of $650,000 based on the excess of the fair values of the common stock transferred over the fair value of the common stock issuable pursuant to the original conversion terms. The Company also recognized an addition to paid-in capital of stockholders' equity. Winnburn also received one-year warrants to purchase 83,048 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 66,439 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $590,000. Such amount was recorded as interest expense and as an additional paid-in capital of stockholders' equity.

     On October 29, 1999 and November 18, 1999, the Company borrowed $300,000 and $1,000,000, respectively, from Epicenter Venture Finance Limited ("Epicenter"). The aggregate $1,300,000 loan had an annual interest rate of 10%. The loan was scheduled to mature on the earlier of July 31, 2000 or upon the Company securing various levels of financing.

     In order to induce Epicenter to convert its loan into common stock, the Company agreed to offer Epicenter: (i) the right to convert the note into common stock at a conversion rate of $10.1531 per share, and (ii) 55,241 common stock purchase warrants. On August 23, 2000, the principal amount of $1,300,000 plus interest of $102,163 on the loan was converted by Epicenter into 138,102 shares of common stock. The shareholder also received one-year warrants to purchase 69,051 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 55,241 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $490,000. Such amount was recorded as interest expense and as an additional paid-in capital of stockholders' equity.

     On August 22, 2000, in consideration of the assignment of patents to the Company by Mr. Schwartz, the Chief Technology Officer of the Company at the time, and Reflekt Technology, Inc., a Massachusetts corporation, of which Mr. Schwartz is the President, sole director and sole stockholder, the Company granted jointly to Mr. Schwartz and Reflekt Technology, Inc. a warrant to purchase 10,000 shares of the Company's common stock. The patents were valued by the Company's officers based upon the patents' perceived benefit to the Company and the projected cost of independently developing comparable patented technology for use in the Company's products.

     The warrant has an exercise price of $11.25 per share and is exerciseable until August 22, 2004. The fair value ascribed to the warrants was approximately $56,000. Such amount was recorded as a non-cash compensation charge to operations.

     The nature of the patents assigned to the Company are as follows:

     U.S. Patent No. 5,982,740, (issued on November 9, 1999). This patent covers
     -------------------------
     a disc for storing digital information comprising a plurality of adhesively bonded sub discs.

     U.S. Patent No. 6,080,288, (issued on June 27, 2000). This patent covers a
     -------------------------
     system for electro depositing a metal layer on a substrate using a rotary jet planarizer.

     U.S. Patent No. 6,086,728 (issued on July 11, 2000).
     -------------------------
     This patent covers the cross flow metalizing of compact discs.

     U.S. Patent No.  5,803,968 (issued on September 8, 1998)
     --------------------------
     This patent covers a compact disc spin coater.

     U.S. Patent No. 5,673,195 (issued on September 30, 1997)
     -------------------------
     This patent covers a compact disc tracking system and method.

     U.S. Patent No. 5,518,599 (issued on May 21, 1996)
     -------------------------
     This patent covers cross flow metalizing of compact discs.

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

     On August 17, 2000, the Company entered into a Common Stock Investment Agreement pursuant to which the Company sold to TCO Investment, Inc ("TCO") 25,000 shares of the Company's common stock for an aggregate of $250,000. The Company also issued TCO adjustment warrants as an inducement to purchase the 25,000 shares of common stock of the Company and provide TCO certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants were exerciseable until August 17, 2005 and had an exercise price of $0.0. The fair value ascribed to the adjustment warrants was approximately $73,391.

     On February 14, 2001, TCO was issued 30,583 shares of the Company's common stock upon the exercise of adjustment warrants, which shares were valued at $212,170 based upon the Company's common stock on February 14, 2001. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital.

     As an inducement for TCO to purchase 25,000 shares of common stock, on August 18, 2000, the Company issued Guldborg International and Farpell Inc., the principals of TCO, five-year warrants to purchase 15,000 and 10,000 shares of the Company common stock, respectively. The warrants have an exercise price of $11.50 and expire on August 18, 2005. The aggregate fair value ascribed to the warrants was $190,875. The placement commission and the warrants were accounted for as a cost of financing. Accordingly, the proceeds of the sale were recorded net of the placement commission.

     On May 11, 2000 the Company granted options to a non-employee consultant who provided business development services to purchase 450,000 shares of the Company's common stock at an exercise price of $5.00 per share when the fair value was $14.50. The option to purchase the shares vested on June 30, 2000 and will expire in May 2005. In connection with the issuance, the Company recorded a non-cash compensation charge to operations of $4,293,000, representing the fair value of the issuance. This amount is included in the marketing expense for the year ended December 31, 2000.

     On August 22, 2000, the Company issued options to purchase 390,000 shares of common stock to Vladimir Schwartz, the Chief Technology Officer of the Company at the time, as compensation for services. Of the total grant, 140,000 options vest immediately and 250,000 options vest after one year from the date of the grant. The exercise price is $11.25 per share, which was the market price at the time of grant, and expires on August 22, 2004. The fair market value of the options was $2,563,143. Consistent with APB 25, accounting treatment for employee stock options, the option grant did not result in an accounting charge.

     On November 9, 2000 the Company granted options to three directors of the Company to purchase 5,000 shares each of the Company's common stock at an exercise price of $1.00 per share. The option to purchase the shares vests on May 26, 2001 and will expire in May 2006. In connection with the issuance, the Company recorded a non-cash compensation expense of $36,321 with an offsetting credit to additional paid in capital, representing the fair value of the issuance. Compensation expense will be recorded over the vesting period.

     During the fourth quarter of 2000, the Company granted options to non-employee consultants who provide services to purchase 215,000 shares of the Company's common stock at an exercise price of $6.25 per share. The options to purchase the Company's common stock vests over the next four years and will expire in December 2005. In connection with the issuance, the Company recorded a non-cash expense to operations of $555,255, representing the fair value of the options granted. The non-cash expense amount is represented as $512,671 in marketing expenses and $42,584 in general and administrative expenses for the year ended December 31, 2000. Compensation expense will be recorded over the vesting period.

     On December 1, 1999, the Company entered into a Placement Agency Agreement and Warrant Agreement dated December 1, 1999 (the "Agency Agreement" and "Warrant Agreement" respectively) with Sands Brothers & Co., Ltd. ("Sands Brothers") which obligates Sands Brothers to raise through the placement of the Company's securities, on a best efforts basis, a minimum of $4.0 million (the "Minimum Amount") and, as amended on March 23, 2000, a maximum of $120.0 million for the Company. By the face of the March 23, 2000 amendments to the Agency and Warrant Agreements, the Company was to issue to Sands Brothers warrants to purchase 1,050,000 shares at an exercise price of $3.67 per share for the Minimum Amount of securities sold, and warrants to purchase 600,000 shares for each $1.0 million of the Company's securities sold up to $25.0 million (the "Additional Placement Agent Warrants") at an exercise price equal to a 40% discount to the average of the bid price of the Company's common stock for the 120 day period prior to any closing, but in no event less than $5.00 per share. Pursuant to the Agency Agreement and Warrant Agreement, on March 24, 2000, Sands Brothers raised $4 million for the Company from Sands Brothers Venture Capital Associates LLC, an affiliate of Sands Brothers. The $4 million investment in the Company was made through a subordinated convertible debenture due on September 24, 2001. Pursuant to the provisions in the Agency Agreement, the Company issued to Sands Brothers warrants (the "Warrants") to purchase 1,050,000 and 2,400,000
shares of common stock at the prices of $3.67 and $15.13, respectively.   As of
the date of settlement, the Company valued the warrants issued to Sands Brothers at an aggregate of $10,137,700 and valued the warrants that Sands Brothers retained at an aggregate of $706,593.

     Both sets of warrants, if enforceable by their terms, expire on December 1, 2004. Such Warrants are in dispute. See "Legal Proceedings" and "Management Discussion and Analysis of Financial Condition and Results of Operations."

     Unless more specifically indicated otherwise, the Company estimated the fair value of each warrant which was valued at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2000: no dividend yield; expected life equal to the term to maturity of the subject warrant; expected volatility of 80%; and risk-free interest rates of 5.76% to 6.26%.

     Unless indicated otherwise, the purpose of each of the foregoing sales was to raise additional capital for the Company and each of the foregoing sales of securities was to a person who is not affiliated with the Company. Except as set forth above, no compensation expense was recorded for the sale of equity securities set forth in this Item.

     Except as more specifically described elsewhere, the initial sale and initial issuance of the foregoing securities were believed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Regulation D as transactions not involving any public offering. The recipients represented their status as accredited investors at the time of subscription and their intention to acquire securities for investment purposes only and not with a view to distribution thereof. Appropriate legends were affixed to stock certificates, warrant certificates and debentures issued in such transactions and all recipients had adequate access to information about the Company. In the transactions where securities were exchanged or converted for other securities, we claim exemption from registration pursuant to Section 3(a)(9) of the Securities Act, for an exchange of securities with an existing security holder exclusively, where no commission or other renumeration is paid for soliciting such exchange.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading "Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 7, 2001, information regarding the beneficial ownership of the common stock by each person known by the Company to own beneficially more than five percent (5%) of the issued and outstanding common stock, based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act of 1934; each of the Company's directors and named executive officers; and the directors and executive officers as a group.

     For purposes of this table, a beneficial owner of shares of the Company's common stock includes any person who, directly or indirectly, has or shares voting power which includes the power to vote, or to direct the voting of, such shares of the Company's common stock; has or shares investment power which includes the power to dispose, or to direct the disposition of, such shares of the Company's common stock; and/or has the right to acquire the shares of the Company's common stock within 60 days.


                                                                                                        Percent of
                                                                                                           Class
                                                               Amount and                                Assuming
                                                               Nature of                                   Full
          Name and Address of                                  Beneficial          Percent of            Conversion
            Beneficial Owner                                   Ownership          Class /(1)/          By TIC /(2)/
---------------------------------------------               -----------------    ------------         -------------
TIC Target Invest Consulting , LLC /(3)/                     31,366,891 /(4)/       40.9%/(5)/           33.0%

Andre Khayam/(6)/                                            31,366,891 /(4)/       40.9%/(5)/           33.0%

Professor Eugene Levich/(7)/                                 26,542,883/(8)/        41.6%                27.9%

Leonardo Berezowsky/(7)/                                     26,240,633/(9)/        41.2%                27.6%

Lev Zaidenberg/(7)/                                          26,180,433/(10)/       41.1%                27.5%

Constellation 3D Technology Limited /(11)/                   26,089,283 /(12)/      40.9%                27.4%

United European Enterprises Ltd. /(13)/                      26,089,283 /(12)/      40.9%                27.4%

Constellation Group Investments Inc. /(14)/                  26,089,283 /(12)/      40.9%                27.4%

Markus Banzer /(15)/                                         26,089,283 /(12)/      40.9%                27.4%

Hubert Buchel /(16)/                                         26,089,283 /(12)/      40.9%                27.4%

Criterion Treuunternehmen reg. /(17)/                        26,089,283 /(12)/      40.9%                27.4%

                                                                                                        Percent of
                                                                                                           Class
                                                               Amount and                                Assuming
                                                                Nature of                                  Full
          Name and Address of                                  Beneficial         Percent of            Conversion
            Beneficial Owner                                   Ownership          Class /(1)/          By TIC /(2)/
---------------------------------------------               ----------------     ------------         -------------
The Palladin Group, L.P. /(18)/                              7,782,898 /(19)/       12.2%                 8.9%

Halifax Fund L.P. /(20)/                                     4,598,111/(21)/         7.2%                 4.8%

Michael Goldberg/(7)/                                          518,300/(22)/          *                    *

Ronen Yaffe/(7)/                                               330,000/(23)/          *                    *

Val Mandel/(7)/                                                  5,045/(24)/          *                    *

Stuart Garawitz/(7)/                                             5,000/(25)/          *                    *

Joseph Shefet/(7)/                                               5,000/(26)/          *                    *

All directors and executive officers as a group             28,128,473/(27)/        44.1%                29.6%

_______________________________________

*   Beneficial ownership of less than 1%.

(1) Calculated on the basis of 63,759,850 shares of common stock. The 63,759,850 shares represent (i) 50,713,087 shares issued and outstanding as of December 7, 2001, i.e., excluding 500,000 shares held by Constellation 3D Trust LLC since Constellation 3D Trust LLC is the Company's wholly-owned subsidiary, and (ii) 13,046,763 shares issuable upon the exercise of warrants or conversion of notes which are exercisable or convertible within 60 days of December 7, 2001.

(2) Calculated on the basis of 95,126,741 shares of common stock. The 95,126,741 shares represent (i) 50,713,087 shares issued and outstanding as of December 7, 2001, i.e., excluding 500,000 shares held by Constellation 3D Trust LLC since Constellation 3D Trust LLC is the Company's wholly-owned subsidiary, (ii) 13,046,763 shares issuable upon the exercise of warrants or conversion of notes which are exercisable or convertible within 60 days of December 7, 2001 and (iii) 31,366,891 shares of common stock issued to TIC Target Invest Consulting, LLC upon conversion of the Note as described in footnote (4) below.

(3) The business address of TIC Target Invest Consulting, LLC is Churer Strasse 35, Ch-9470 Buchs, SG, Switzerland.

(4) TIC Target Invest Consulting, LLC ("TIC") currently possess investment power and Constellation 3D Technology Limited ("Con Tech") currently possesses voting power with respect to 26,089,283 shares of common stock of the Company (the "Designated Securities"). In addition, TIC is the beneficial owner of 31,366,891 shares of our common stock as a result of its right to acquire the Note and Option within 60 days, and convert the outstanding principal and interest of the Note into our common stock. The 31,366,891 share figure assumes the outstanding principal and interest the potential conversion of the maximum amount of principal and interest under the Note is $20,263,012. See "Potential Change of Control - The TIC Target Invest Consulting, LLC Financing Arrangement."

(5) Assumes that TIC retains the Designated Securities and does not receive the Conversion Shares. See footnote (4) and "Potential Change of Control - The TIC Target Invest Consulting, LLC Financing Arrangement."

(6) Mr. Khayam is the sole managing member of TIC Target Invest Consulting , LLC. Mr. Khayam's business address is Churer Strasse 35, Ch-9470 Buchs, SG, Switzerland.

(7) The business address of such person is 230 Park Avenue, Suite 453, New York, New York 10169.

(8) Professor Levich is the Chairman of the Company's Board of Directors, the Company's Chief Executive Officer and President and a director and/or executive officer of Constellation 3D Technology Limited, United European Enterprises Ltd. and/or Constellation Group Investments Inc. Certain members of Professor Levich's family are among the beneficiaries of the Alex-L Foundation. See footnote (12). 26,542,883 shares represent 26,089,283 shares for which Constellation 3D Technology Limited has voting power over, 3,600 shares owned by Professor Levich, and 450,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001.

(9) Mr. Berezowsky is the Company's Senior Vice President of Finance, Chief Financial Officer, member of the Board of Directors, and an executive officer of Constellation Group Investments Inc. and Constellation 3D Technology Limited. Mr. Berezowsky and certain members of his family are among the beneficiaries of the Lediligi Foundation. See footnote (12). 26,240,633 shares represent 26,089,283 shares and warrants for which Constellation 3D Technology Limited has voting power over, 1,350 shares owned by Mr. Berezowsky, and 150,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001.

(10) Mr. Zaidenberg is a member of the Company's Board of Directors, Director of Business Development, and a director and/or executive officer of Constellation 3D Technology Limited, United European Enterprises Ltd. and/or Constellation Group Investments Inc. Certain members of Mr. Zaidenberg's family are among the beneficiaries of the Lion & Heart Foundation. See footnote (12). 26,180,433 shares represent 26,089,283 shares and warrants for which Constellation 3D Technology Limited has voting power over, 1,150 shares owned by Mr. Zaidenberg, and 90,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001.

(11) The business address of Constellation Group Investments Inc. is 235 West 76th Street, Suite 8D, NY, NY 10023.

(12) Constellation 3D Technology Limited, a British Virgin Islands company, has voting power over 26,089,283 shares of common stock, which were assigned to TIC Target Invest Consulting, LLC. Please see footnote (4). United European Enterprises Ltd., a Nevis company, owns approximately 55.5% of the voting shares of Constellation 3D Technology Limited. Constellation Group Investments Inc., a British Virgin Islands company, owns approximately 54.9% of the voting shares of United European Enterprises Ltd. Alex-L Foundation, the Lion & Heart Foundation and Lediligi Foundation, three Liechtenstein trusts, have beneficial ownership of all of the voting shares of Constellation Group Investments Inc. Markus Banzer, Hubert Buchel and Criterion Treuunternehmen reg., are the respective sole trustees of the foregoing trusts. No individual, trust or business entity controls the three trustees. Certain members of Professor Eugene Levich's family are among the beneficiaries of the Alex-L Foundation. Certain members of Lev Zaidenberg's family are among the beneficiaries of the Lion & Heart Foundation. Leonardo Berezowsky and certain members of his family are among the beneficiaries of the Lediligi Foundation. Please see the chart set forth below for an illustration of the foregoing ownership structure.

(13) The business address of United European Enterprises Ltd. is 56 Mazah Street Tel Aviv, Israel 55905

(14) The business address of Constellation Group Investments is c/o Euro-American Trust and Management Services Limited, P.O. Box 3161 Road Town, Tortola, British Virgin Islands.

(15) The business address of Mr. Banzer is Gr. Bongert 9, Triesen,
     Liechtenstein.

(16) The business address of Mr. Buchel person is Salums 63, Gamprin, Liechtenstein.

(17) The business address of Criterion Treuunternehmen reg. is Austr. 49, Vaduz, Liechtenstein.

(18) The business address of The Palladin Group, L.P. is 195 Maplewood Avenue, Maplewood, New Jersey 07040.

(19) The Palladin Group L.P. acts as investment manager to Halifax Fund L.P., DeAM Convertible Arbitrage Fund Ltd. and Gleneagles Fund Company. In such capacity, The Palladin Group L.P. shares voting power and investment power on 7,782,898 shares of common stock of the Company with these entities.
     The 7,782,898 shares of common stock include (a) 4,598,111 shares owned by Halifax Fund L.P. (see footnote 21 below), (b) 1,632,787 shares owned by DeAM Convertible Arbitrage Fund Ltd all of which are issuable upon the exercise of warrants or conversion of notes which are exercisable or convertible within 60 days of December 7, 2001, and (c) 1,552,000 shares owned by Gleneagles Fund Company, 837,714 of which are issuable upon the conversion of warrants which are exerciseable within 60 days of December 7, 2001. Palladin expressly disclaims beneficial ownership of and pecuniary interest in all of the shares of our common stock owned by Halifax, DeAm and Gleneagles.

(20) The business address of Halifax Fund, L.P. is c/o The Palladin Group, L.P. 195 Maplewood Avenue, Maplewood, New Jersey 07040.

(21) The 4,598,111 shares include (a) 2,931,445 shares of common stock issued and outstanding, (b) 1,666,666 shares issuable upon the exercise of warrants which are exerciseable within 60 days of December 7, 2001.

(22) Mr. Goldberg is the Company's Secretary, Director of Legal Affairs, and member of the Company's Board of Directors. 518,300 shares represent 143,300 shares of common stock issued and outstanding and 375,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001.

(23) Mr. Yaffe is the Company's Treasurer. The 330,000 shares include 330,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001.

(24) Mr. Mandel is a member of the Company's Board of Directors. The 5,045 shares include 5,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001 and (ii) 45 shares owned by his wife.

(25) Mr. Garawitz is a member of the Company's Board of Directors. The 5,000 shares include 5,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001

(26) Mr. Shefet is a member of the Company's Board of Directors. The 5,000 shares include 5,000 shares of common stock issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001

(27) The 28,128,473 shares include (a) 149,100 shares of common stock owned by Messrs. Levich, Zaidenberg, Berezowsky, and Goldberg total, (b) 1,810,045 shares of common stock issuable upon the exercise by Messrs. Levich, Zaidenberg, Berezowsky, Goldberg, Yaffe, Garawitz and, Mandel and Shefet of options which are exercisable within 60 days of December 7, 2001, (c) 45 shares owned by Mr. Mandel's wife, (d) 26,089,283 shares of common stock over which TIC Target Invest Consulting LLC has direct or indirect investment power and Constellation 3D Technology Limited, United European Enterprises Ltd., Constellation Group Investments Inc., and the trustees of certain trusts have direct or indirect voting power. See footnotes (4)
     (12), and (e) 80,000 shares of common stock owned by Craig Weiner, the Company's General Counsel, all of which are issuable upon the exercise of options, which are exercisable within 60 days of December 7, 2001.

Potential Change of Control

The TIC Target Invest Consulting, LLC Financing Arrangement

     As of November 17, 2001, the Company entered into a loan agreement (the "Company Loan Agreement") and an option agreement (the "Option Agreement") with Con Tech, Con Tech entered into a loan agreement (the "TIC Loan Agreement") and security agreement (the "Security Agreement") with TIC, and the Company, Con Tech and TIC entered into Assignment Agreement (the "Assignment Agreement") and a Security Holders Agreement (the "Security Holders Agreement").

     Pursuant to the Company Loan Agreement and the Option Agreement, Con Tech is required to loan the Company (the "Company Loan") $15 million by approximately December 31, 2001, subject to certain conditions including the funding of the TIC Loan (described below). Con Tech also has the right to lend the Company up to an additional $5 million at any time on or prior to November 16, 2002. The Note (the "Note") issued pursuant to the Company Loan Agreement will bear interest at a rate of 8% per annum, which interest compounds annually and is payable upon the conversion or maturity of the Note. To secure its performance under the Company Loan Agreement, the Company has agreed to give Con Tech a $1,250,000 security deposit for a period of eighteen months.

     Pursuant to the Option Agreement, on November 19, 2002 the unpaid principal and accrued interest amount of the Note shall automatically be converted into shares of common stock of the Company at a conversion rate of $0.646 per share (the "Note Conversion Rate"). If Con Tech assigns the Option Agreement to TIC or another party, the holder of the Note shall, from the 45th business day after the initial funding under the Company Loan Agreement, have the right to, and, as of November 19, 2002, be required to convert the unpaid principal and interest amount of the Note into shares of common stock of the Company at the Note Conversion Rate.

     The Company projects that, in connection with a $15 million loan under the Company Loan Agreement, it will receive proceeds of approximately $13.7 million, net of investment banking, legal and other fees and expenses.

     Pursuant to the TIC Loan Agreement, TIC is required to loan Con Tech $15 million by approximately December 31, 2001, subject to certain conditions (the "TIC Loan"). TIC also has the right to lend Con Tech up to an additional $5 million at any time on or prior to November 16, 2002, which funds are required to be used to further fund the Company Loan. The TIC Loan will bear interest at a rate of 8% per annum, which interest compounds annually and is payable upon the maturity of the TIC Loan on October 1, 2006. To secure the performance of its obligations under the TIC Loan, Con Tech has granted TIC a security interest in the Company Loan Agreement, the Note and the Option Agreement.

     In order to further induce TIC to enter into the TIC Loan Agreement, Con Tech assigned to TIC all of its beneficial interests in the Company, 26,089,283 shares of common stock of the Company (the "Designated Securities"), pursuant to the Assignment Agreement. The Assignment Agreement provides that TIC may not sell, assign or otherwise transfer ownership of such Designated Securities to anyone other than Con Tech but may make economic use of the Designated Securities. In addition, pursuant to the Assignment Agreement, TIC granted Con Tech an irrevocable proxy to vote the Designated Securities in Con Tech's discretion.

     The Assignment Agreement further provides that TIC shall, after January 18, 2002, have the right to, and, as of November 18, 2002, have the obligation to transfer the Designated Securities back to Con Tech (the "Reassignment"). If and when the Designated Securities are transferred by TIC to Con Tech: (i) Con Tech shall transfer and assign to TIC the Company Loan and all related agreements, rights, benefits, obligations, liabilities and indemnities of Con Tech (including, without limitation, the Note) and the Option Agreement; and (ii) the TIC Loan shall be cancelled and Con Tech shall be released from all liabilities under the Note.

     If TIC fails to assign the Designated Securities back to Con Tech, the Assignment Agreement provides that the TIC Loan shall be cancelled and TIC will pay Con Tech a cash sum that approximates, as of November 18, 2002, the market value of the number of shares that constitutes the difference between the: (i) the Designated Securities; and (ii) the shares then issuable upon conversion of the Note.

     In connection with the TIC Loan Agreement, the Company granted TIC certain registration rights with respect to the Designated Securities and shares issuable upon conversion of the Note.

     The Security Holders Agreement contains a number of agreements between the Company, Con Tech and TIC relating to the future governance of the Company, the future sale of common stock of the Company and certain corporate actions of the Company. With respect to corporate governance, Con Tech agreed to vote all of its capital stock of the Company and the Company agreed to take all such action as may be necessary to: (i) maintain seven directors on the Company's Board of Directors; and (ii) elect and appoint two representatives designated by TIC to the Company's Board of Directors. Similarly, TIC agreed to vote all of its capital stock of the Company and the Company agreed to take all such action as may be necessary to: elect and appoint two representatives designated by Con Tech to the Company's Board of Directors.

     With respect to future sales of common stock, TIC and Con Tech granted each other co-sale rights with respect to certain transfers of common stock of the Company.

     With respect to corporate actions, until the first anniversary of the conversion of the Note pursuant to the Option Agreement, the Company has agreed not to, without the prior consent of a majority of the independent directors of the Company, undertake the following:

o    issue any series of preferred stock;

o sell, transfer, assign, lease, convey or liquidate or otherwise dispose of encumber all or substantially all of its assets;

o consolidate or merge with or into any other person; o redeem or repurchase any shares of common stock;

o invest in any person not engaged in a business related to the business of C3D;

o issue any shares of common stock or capital stock at a price less than 80% of its market price; or

o enter into any transaction with an affiliate on non-arms length terms and conditions.

     The Security Holders Agreement defines an independent director to be a director who is neither an employee or officer of the Company, affiliate or director of TIC or Con Tech, nor a stockholder of TIC or Con Tech.

     The Security Holders Agreement provides that the co-sale rights and the voting rights shall terminate when either TIC or Con Tech beneficially own less than 10% of the outstanding common stock of C3D. The Security Holders Agreement further provides that the entire agreement shall terminate on the later to occur of: (i) November 18, 2002; and (ii) the date TIC and its affiliates own less than 10% of the outstanding common stock of C3D.

     Historically, Con Tech has had voting control of C3D. Con Tech has generally had the ability to direct the election of all of our directors and, directly or indirectly, generally direct C3D's affairs. If TIC either: (i) acquires the Note and converts it into common stock; or fails to assign the Designated Shares back to Con Tech by November 18, 2002, Con Tech shall cease to own an absolute majority of the outstanding common stock of C3D.

     Accordingly, the Company may undergo a change in control and a new person or group of persons may be able to, directly or indirectly, direct the election of a majority of the Company's directors and direct the affairs of the Company. Assuming (i) TIC advances the maximum principal amount (i.e. $20 million) on December 7, 2001, (ii) no amounts are required to be withheld under the Note for federal income tax purposes and (iii) interest accrues thereon from December 7, 2001 until February 5, 2002 (sixty days from December 7 2001), approximately $263,012 of interest would accrue and be payable on the Note on February 7, 2001. Assuming the conversion of the Note on February 7, 2001, TIC would be the beneficial owner of 31,366,891 shares of common stock, as set forth in the table above. Based on calculations made in accordance with Rule 13-3(d) of the Act and there being 95,126,741 shares of common stock issued and outstanding (including, as outstanding for purposes of determining such number of issued and outstanding shares, the 31,366,891 shares of common stock issued), represents approximately 33.0% of the outstanding shares of common stock.

     If TIC advances the maximum principal amount (i.e. $20 million) and interest were to accrue until November 19, 2002, approximately $1,551,781 of interest would accrue and be payable on the Note on November 19, 2002. Assuming the conversion of the Note November 17, 2002, TIC would be the beneficial owner of 33,361,890 shares of common stock (the "Conversion Shares"), which, based on calculations made in accordance with Rule 13-3(d) of the Act and there being 97,121,740 shares of common stock issued and outstanding (including, as outstanding for purposes of determining such number of issued and outstanding shares, the 33,361,890 shares of common stock issued), represents approximately 34.4% of the outstanding shares of common stock.

Constellation 3D Technology Limited

     On October 1, 1999, the Company purchased certain assets of Constellation 3D Technology Limited ("Con Tech") for total consideration of 29,250,000 shares of common stock and the Company's assumption of certain liabilities and obligations of Con Tech (the "Acquisition").

     In the Acquisition, the Company acquired the following assets:

o    Con Tech's then sole existing membership interest in TriDStore IP, L.L.C.;

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

       C-TriD Israel Ltd. is an Israeli company formed on December 2, 1996. The Company is the record owner of 99 of 100 allotted ordinary shares but is the beneficiary of all 100 allotted ordinary shares, one of which is held in trust for the Company by Rapids Trusts Ltd., an Israeli trust. The Company conducts its Israeli operations through C-TriD Israel Ltd.

       TriD SV, Inc. is a Delaware corporation formed on August 10, 1998. As of January 31, 2001, TriD SV, Inc. has had no operations.

Ownership Structure of Constellation 3D Technology Limited

Beneficiaries:  Certain family members            Beneficiaries:  Certain family members        Beneficiaries: Leonardo Berezowsky
of Professor Eugene Levich                        of Lev Zaidenberg                             and certain of his family members
                                                                              |                                                   |
                            |                                                 |                                                   |
                            |                                                 |                                                   |
                            |                                                 |                                                   |
Trustee:  Marcus Banzer     |                      Trustee:  Hubert Buchel    |                  Trustee:  Criterion Treuunter-   |
          |                 |                                 |               |                            nehmen Reg             |
          |                                                   |                                               |                   |
Alex - L Foundation Trust                         Lion & Heart Foundation Trust                  Ledilig/Foundation Trust --------
          |                                                                                                   |
          --------------------------------    Constellation Group Investments Inc.  ---------------------------
                                                                   54.9%
                                                              |
                                               United European Enterprise Ltd.
                                                                   55.5%
                                                              |
                                             Constellation 3D Technology Limited
                                                                   67.4%
                                                              |
                                                     Constellation 3D, Inc.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. The following financial statements of the Registrant and the Report of Independent Certified Public Accountants thereon are included herewith in Item 8 above:

                                                                                      Page
Report of Independent Certified Public Accountants...............................      F-1
Report of Independent Public Accountants.........................................      F-2
Consolidated Balance Sheets......................................................      F-3
Consolidated Statements of Operations............................................      F-4
Consolidated Statement of Changes in Stockholders' Equity (Deficit)..............      F-5
Consolidated Statements of Cash Flows............................................      F-7
Notes to Financial Statements....................................................      F-9

     2. Consolidated financial statement schedules and Report of Independent Accountants in those schedules are included as follows:

Not Applicable.
        3.  Exhibits:

       Number                                                 Description
       ------                                                 -----------
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

       Number                                                 Description
       ------                                                 -----------
       4.22(7) Amended and Restated Common Stock Adjustment Warrant No. AW2 to Receive Shares of $.001 par
               value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax
               Fund, L.P.
       4.23(7) Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax
               Fund, L.P. and Constellation 3D, Inc.
       4.24(8) Common Stock Investment Agreement, dated August 31, 2000, among Constellation 3D, Inc. and
               Koor's Investors.
       4.25(8) Letter Amendment to the Common Stock Investment Agreement and Related Agreements, dated
               October 18, 2000, by and between Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.
       4.26(8) Registration Rights Agreement, dated August 31, 2000, by and between Constellation 3D, Inc.
               and Koor's Investors.
       4.27(8) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of
               Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.
       4.28(8) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc.,
               dated August 31, 2000, issued to Koor's Investors.
       4.29(8) Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of
               Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.
       4.30(8) Warrant Agreement, dated August 18, 2000, by and between Constellation 3D, Inc. and Blank
               Rome Comisky & McCauley LLP.
       4.31(8) Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc. and
               Jacqueline Hershkovitz.
       4.32(8) Registration Rights Agreement, dated September 12, 2000, between Constellation 3D, Inc. and
               Jacqueline Hershkovitz.
       4.33(8) Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common Stock of
               Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.
       4.34(8) Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation 3D, Inc.,
               dated September 12, 2000, issued to Jacqueline Hershkovitz.
       4.35(11)Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common Stock of
               Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.
       4.36(8) Contract for Capital Raising, dated August 18, 2000, between Koor Underwriters and Issuers
               Ltd. and Constellation 3D, Inc.
       4.37(8) Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August
               17, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.
       4.38(8) Amendment and Supplement to Common Stock Investment-Term Sheet, dated August 18, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.

       Number                                                 Description
       ------                                                 -----------
       4.39(6) Securities Purchase Agreement, dated March 23, 2000, by and between Constellation 3D, Inc.
               and Sands Brothers Venture Capital LLC.
       4.40(6) Registration Rights Agreement dated as of March 24, 2000 by and between Constellation 3D,
               Inc. and Sands Brothers Venture Capital LLC.
       4.41(6) 10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc.
               to Sands Brothers Venture Capital Associates LLC.
       4.42(2) Warrant dated November 11, 1999 issued to Moorwood Investment Limited.
      10.1(1)  Rental Contract, Unprotected According to the Tenants' Protection Law (Various Instructions)
               of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on March 25, 1997.
      10.2(2)  Rental Contract, Unprotected According to the Tenants' Protection Law (Various Instructions)
               of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8, 1998.
      10.3(1)  Agreement N. 356/181298 on the rent of office premises, dated December 18, 1998 between
               MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."
      10.4(1)  Optima Services Agreement (Member), dated April 23, 1999, by and between Omni Offices Inc.
               and C3D Inc.
      10.5(1)  The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as "Lessor" and ZAO
               "TriD Store Vostok" as "Tenant."
      10.6(1)  Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."
      10.7(2)  Sublease Agreement, dated November 18, 1999, by and between Harex Global Corporation, as lessor, and C3D Inc., as lessee.
      10.8(3)  Agreement N. 356A/291299 on the rent of the office premises, dated December 29, 1999 between
               MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."
      10.9(3)  The Rent Agreement of office premises No. 5/2, dated January 5, 2000, between MSU Science
               Park as "Lessor" and ZAO "TriD Store Vostok" as "Renter."
      10.10(8)  Agreement of Unprotected Tenancy According to Law for Tenant Protection (Miscellaneous
               Instructions) 5728-1968 as Integrated into Law for Tenant Protection (Consolidated Version)
               5732-1972 as Drawn and Signed in Holon on the 30th of August 2000, between Sadav (1988)
               Building and Investment Ltd. and C3D Israel Ltd.
      10.11(1) Employment Agreement dated July 15, 1998, by and between Memory Devices (M.D.) (1996) Ltd.
               and Ronen Yaffe.


       Number                                                 Description
       ------                                                 -----------
      10.12(2) Letter of Intent, dated December 20, 1999, by and between Toolex International N.V. and C3D
               Inc.
      10.13(2) Co-Invention Agreement, dated December 20, 1999, by and between Toolex International N.V. and
               C3D Inc.
      10.14(9) Constellation 3D, Inc. 1999 Stock Option Plan.
      10.15(9) Amendment to the 1999 Stock Option Plan of Constellation 3D, Inc.
      10.16(3) Stock Option Agreement, dated December 27, 1999, made by and between C3D Inc. and Michael L.
               Goldberg, Esquire.
      10.17(8) Contract for Services, dated May 11, 2000, between Constellation 3D, Inc. and Greenland
               Investments, Inc.
      10.18(8) Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and
               Vladimir Schwartz.
      10.19(8) Warrant Agreement, dated August 22, 2000, by and among Constellation 3D, Inc., TriD Store IP,
               LLC, Reflekt Technology, Inc., and Vladimir Schwartz.
      10.20(3) Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd.
               and C3D Inc.
      10.21(3) Amendment No. 1 to Placement Agency Agreement, dated December 22, 1999 by and between Sands
               Brothers & Co., Ltd. and C3D Inc.
      10.22(6) Amendment No. 2 to Placement Agency Agreement, dated March 7, 2000, by and between Sands
               Brothers & Co., Ltd. and C3D Inc.
      10.23(6) Amendment No. 3 to Placement Agency Agreement, dated March 23, 2000, by and between Sands
               Brothers & Co., Ltd. and C3D Inc.
      10.24(4) Amendment No. 4 to Placement Agency Agreement, dated May 16, 2000, by and between Sands
               Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 2 to Warrant Agreement dated
               May 16, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.
      10.25(4) Amendment No. 5 to Placement Agency Agreement, dated May 31, 2000, by and between Sands
               Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 3 to Warrant Agreement, dated
               May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.; Amendment No. 1
               to Warrant Certificate No. SB-2, dated May 31, 2000, between Constellation 3D, Inc. and Sands
               Brothers & Co., Ltd.
      10.26(4) Amendment No. 6 to Placement Agency Agreement, dated June 28, 2000, by and between Sands
               Brothers & Co., Ltd. and Constellation 3D, Inc.
      10.27(4) Amendment No. 7 to Placement Agency Agreement, dated August 3, 2000, by and between Sands
               Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 4 to Warrant Agreement, dated
               August 3, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.,
               Amendment No. 2 to Warrant Certificate No. SB-2, dated August 3, 2000, between Constellation
               3D, Inc. and Sands Brothers & Co., Ltd.

       Number                                                 Description
       ------                                                 -----------
      10.28(3)  Warrant Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D,
                Inc.
      10.29(6)  Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers &
                Co., Ltd. and C3D, Inc.
      10.30(6)  Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co.,
                Ltd.
      10.31(6)  Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co.,
                Ltd.
      10.32(8)  Loan Agreement, dated August 23, 2000, by and among Constellation 3D Technology Limited and
                Constellation 3D, Inc.
   10.32.1(11)  Amendment to Loan Agreement, dated March 11, 2001, by and among Constellation 3D Technology
                Limited and Constellation 3D, Inc.
      10.33(8)  Convertible Note, dated August 28, 2000, by and between Constellation 3D Technology Ltd. and
                Constellation 3D, Inc.
      10.34(11) Lease of Corporate Apartment by and between Constellation 3D, Inc. as tenant and Related
                Broadway L.L.C. as landlord dated October 29, 2000.
      10.35(11) Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings Property L.L.C.
                effective November 15, 2000.
      10.36(11) Employment Agreement by and between Constellation 3D, Inc. and Craig Weiner.
      10.37(11) Employment Agreement by and between Constellation 3D, Inc. and Raymond Peter Tellini.
      16.1(8)   Auditor's Resignation Letter dated October 20, 2000
      21.1(11)  Subsidiaries of Constellation 3D, Inc.

----------------

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

(11) Incorporated by reference to exhibits filed with Form 10-K filed April 2, 2001.

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

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)



                                               Consolidated Financial Statements
                                               ---------------------------------

                                    Years ended December 31, 2000, 1999 and 1998
                                         and from inception (September 25, 1997)
                                                       through December 31, 2000

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)

Index to Financial Statements

------------------------------------------------------------------------------------------------------------------------------------
Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants.............................................................................  F-1

Report of Independent Public Accountants.......................................................................................  F-2

Consolidated Financial Statements

     Balance Sheets as of December 31, 2000 and 1999...........................................................................  F-3

     Statements of Operations for the years ended December 31, 2000, 1999 and 1998, and the period from September 25, 1997
      (inception) to December 31, 2000.........................................................................................  F-4

     Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998...............  F-5

     Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998, and the period from September 25, 1997
      (inception) to December 31, 2000.........................................................................................  F-7

Notes to Consolidated Financial Statements.....................................................................................  F-9

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


BDO International
Tel-Aviv, Israel


February 22, 2000, (except for Note 11 which is as of March 24, 2000)

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,         December 31,
                                                                                        2000                 1999
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash and cash equivalents                                                          $  8,728,600         $  2,030,139
 Prepaid and other                                                                       245,372              150,989
---------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   8,973,972            2,181,128

Furniture and Equipment, net                                                             426,293              241,100
---------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        $  9,400,265         $  2,422,228
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                                              $  1,924,773         $  1,268,404
 Due to related parties                                                                  267,283              360,711
 Convertible Line of Credit, net of discount of $312,968                                 720,278                    -
 Current portion of convertible notes payable, net of discount of                      2,224,906              650,577
  $1,880,847 and $0
 Due to shareholder                                                                            -            1,316,712
---------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                              5,137,240            3,596,404
Convertible Notes Payable                                                                      -            2,105,480

Other Long Term Liabilities                                                               39,237               39,969
---------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                      5,176,477            5,741,853
---------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity (Deficit)
 Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
  outstanding                                                                                  -                    -
 Common stock, $.00001 par value; 100,000,000 shares authorized, 43,192,775
  and 41,001,609 issued and outstanding                                                      432                  410
 Additional paid in capital                                                           35,141,895            7,351,299
 Deficit accumulated during the development stage                                    (30,918,539)         (10,671,334)
---------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                   4,223,788           (3,319,625)
---------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                $  9,400,265         $  2,422,228
=====================================================================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Cumulative Amounts
                                                    From Inception
                                                 (September 25, 1997)                   Year Ended December 31,
                                                                           -----------------------------------------------
                                              Through December 31, 2000          2000             1999             1998
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Research and development                           $ 10,097,976            $  4,658,082      $ 2,413,239      $ 1,534,948
 General and administrative                            9,083,440               4,369,384        1,986,392        1,660,477
 Marketing                                             5,784,561               5,686,926           97,635                -
--------------------------------------------------------------------------------------------------------------------------

Total operating expenses                              24,965,977              14,714,392        4,497,266        3,195,425
--------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
 Interest expense (income), net                        5,786,098               5,433,399          305,833           (6,985)
 Taxes                                                   166,464                  99,414           63,588            3,462
--------------------------------------------------------------------------------------------------------------------------


Net loss                                            $(30,918,539)           $(20,247,205)     $(4,866,687)     $(3,191,902)
==========================================================================================================================


Net loss per share - basic and
 diluted                                                                    $      (0.49)     $     (0.15)     $     (6.80)
==========================================================================================================================

Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                                                  41,644,812       32,148,978          469,275
==========================================================================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                             Deficit
                                                 Common Stock                              Accumulated
                                            --------------------       Additional           During the
                                               Shares     Amount    Paid-in Capital      Development Stage     Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          600  $    -       $        3            $ (2,612,745)   $(2,612,742)

Issuance of common stock for cancellation
 of shareholders advances, December 27,
 1998                                         3,749,400      37        4,888,500                       -      4,888,537

Recapitalization, December 27, 1998          25,464,000     255             (255)                      -              -

Net Loss                                              -       -                -              (3,191,902)    (3,191,902)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                   29,214,000     292        4,888,248              (5,804,647)      (916,107)

Debt settlement through the issuance of
 common stock - April 1, 1999                    36,000       -          241,490                       -        241,490

Common stock issued in connection with
 reverse acquisition - October 1, 1999       11,109,765     112          953,093                       -        953,205

Conversion of notes payable - October 22,
 1999                                           608,835       6        1,014,719                       -      1,014,725

Sale of common stock for cash (net of
 issuance cost of $24,995) November 1, 1999      25,509       -           99,999                       -         99,999

Issuance of common stock for services
 November 8, 1999                                 7,500       -           28,750                       -         28,750

Beneficial conversion discount of
 convertible debt - November 11, 1999                 -       -          125,000                       -        125,000


Net loss                                              -       -                -              (4,866,687)    (4,866,687)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                   41,001,609     410        7,351,299             (10,671,334)    (3,319,625)

Deferred interest relating to issuance of
 detachable warrants - March 24, 2000                 -       -        3,880,000                       -      3,880,000

Beneficial conversion discount of
 convertible debt - March 24, 2000                    -       -          120,000                       -        120,000

Noncash stock-based compensation relating
 to issuance of stock options to
 consultant - May 11, 2000                            -       -        4,293,000                       -      4,293,000

Issuance of common stock for cash - August
 17, 2000                                        25,000       -          250,000                       -        250,000

Warrants issued relating to legal services
 rendered - August 18, 2000                           -       -           50,000                       -         50,000

Deferred interest relating to issuance of
 detachable options on line of credit  -
 August 23, 2000                                      -       -          763,000                       -        763,000

Deferred interest relating to issuance of
 detachable warrants on line of credit -
 August 23, 2000                                      -       -          117,000                       -        117,000

-----------------------------------------------------------------------------------------------------------------------
Continued

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                   Continued






                                                                                          Deficit
                                                  Common Stock                            Accumulated
                                              --------------------    Additional        During the
                                                Shares     Amount   Paid-in Capital    Development Stage        Total
-----------------------------------------------------------------------------------------------------------------------
Conversion of loan payable - August 23,
 2000                                           138,102       1        1,402,162                      -      1,402,163

Conversion of notes payable - August 23,
 2000                                           166,097       2        1,686,397                      -      1,686,399

Issuance of common stock for cash (net of
 issuance cost of $384,945) - August 23,
 2000                                           492,459       5        4,615,050                      -      4,615,055

Issuance of warrants and modification of
 conversion terms in connection with
 conversion of debt and shareholder loans
 - August 23, 2000                                    -       -        1,730,000                      -      1,730,000

Warrants issued in connection with the
 acquisition of patents - August 28, 2000             -       -           56,000                      -         56,000

Issuance of common stock for cash (net of
 issuance cost of $80,017) - August 31,
 2000                                           197,026       2        1,920,407                      -      1,920,409

Conversion of notes payable - September
 12, 2000                                       380,000       4          681,570                      -        681,574

Issuance of common stock for cash -
 September 12, 2000                              14,774       -          144,000                      -        144,000

Issuance of common stock for cash (net of
 issuance cost of $384,945)- September 19,
 2000                                           492,459       5        4,615,050                      -      4,615,055

Conversion of notes payable - October 12,
 2000                                            49,500       1          544,506                      -        544,507

Issuance of warrants and modification of
 conversion terms in connection with
 convertible debt - October 12, 2000                  -       -           53,000                      -         53,000

Noncash stock-based compensation relating
 to issuance of stock options to directors
 -November 9, 2000                                    -       -           36,321                      -         36,321

Issuance of common stock on cashless
 exercise of stock options - December 7,
 2000                                           235,749       2               (2)                     -              -

Noncash stock-based compensation relating
 to issuance of stock options to
 consultants -December 29, 2000                       -       -          833,135                      -        833,135

Net loss                                              -       -                -            (20,247,205)   (20,247,205)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                   43,192,775    $432      $35,141,895           $(30,918,539)  $  4,223,788
=======================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Cumulative Amounts
                                                         From Inception
                                                      (September 25, 1997)           Year Ended December 31,
                                                      Through December 31,  ----------------------------------------------
                                                             2000              2000             1999             1998
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                                $(30,918,539)     $(20,247,205)     $(4,866,687)     $(3,191,902)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Noncash stock-based compensation                          5,191,206         5,162,456           28,750                -
  Beneficial conversion feature                               245,000           120,000          125,000                -
  Discount amortization on deferred interest                2,566,185         2,566,185                -
  Depreciation                                                152,042            72,679           40,438           33,129
  Write down of furniture and equipment                        49,750                 -           49,750                -
  Interest expense relating to issuance of warrants         1,115,000         1,115,000                -                -
  Interest expense relating to modification of debt           668,000           668,000                -                -
   conversion rates
  Warrants issued relating to services rendered               106,000           106,000                -                -
  Change in assets and liabilities:
     Prepaid and other                                       (245,372)          (94,383)           5,338         (135,214)
     Accounts payable                                       1,923,181           656,369          844,441          150,343
     Accrued interest on debt                                 434,504           380,876           53,625                -
--------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                     (18,713,043)       (9,494,023)      (3,719,345)      (3,143,644)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
 Purchase of furniture and equipment                         (739,241)         (257,872)        (145,986)        (200,197)
 Sale of furniture and equipment                               80,405                 -           80,405                -
 Business acquisition, net of cash acquired                 1,019,413                 -        1,019,413                -
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities           360,577          (257,872)         953,832         (200,197)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock                    16,533,056        11,544,519          100,000        4,888,537
 Proceeds from issuance of convertible debt                 7,700,000         4,000,000        3,100,000                -
 Proceeds from borrowings on line of credit                 1,000,000         1,000,000                -                -
 Proceeds from (payments to) shareholders loan              1,541,490                 -        1,541,490       (4,152,521)
 Net changes in other long-term debt                           39,237              (735)          (6,856)          20,480
 Net advances from (repayments to) related party              267,283           (93,428)         (62,079)        (108,277)
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                  27,081,066        16,450,356        4,672,555          648,219
--------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents        8,728,600         6,698,461        1,907,042       (2,695,622)

Cash and Cash Equivalents, beginning of period                      -         2,030,139          123,097        2,818,719
--------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                 $  8,728,600      $  8,728,600      $ 2,030,139      $   123,097
==========================================================================================================================

Continued

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Continued

==========================================================================================================
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes                                       $  166,464   $   99,414    $   63,588     $3,462
Cash paid for interest                                    $  211,500   $  211,500       $  -        $  -

Non-cash Financing and Investing Activities
Deferred financing cost related to detachable warrants    $4,760,000   $4,760,000       $  -        $  -
Conversion of notes payable                                3,927,205    2,912,480     1,014,725          -
Conversion of loans payable                                1,643,653    1,402,163       241,490          -
Net assets disposed of upon acquisition                       66,028            -        66,028          -
Stock issued in reverse acquisition                          953,205            -       953,205          -
==========================================================================================================

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

     The acquisition of Constellation Tech was treated as a reverse acquisition whereby C3D was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost basis. The results of operations include that of both companies from the date of acquisition forward. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. As the transaction was a reverse acquisition with a public shell with no operations, no pro forma information related to this transaction is provided. As disclosed in the original Form 10-K, Constellation Tech had beneficial ownership of 67.4% of the Company's issued and outstanding shares of common stock. As of December 7, 2001, Constellation Tech currently has the power to vote 26,089,283 shares of common stock of the Company, representing 40.9% of the issued and outstanding shares of common stock. Please see "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     The equity section of the balance sheet and the net loss per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement. Accordingly, the 29,250,000 shares of common stock issued by Constellation 3D, Inc. to Constellation Tech in connection with the reverse acquisition have been adjusted to appear on the consolidated statement of stockholders' equity (deficit) as the 29,250,000 shares of common stock outstanding on the statement of stockholders' equity (deficit) prior to the reverse acquisition. Similarly the consolidated statement of stockholders' equity (deficit) section has been adjusted to reflect the "issuance" of 11,109,765 shares of common stock, as of the date of the reverse acquisition, when in fact such shares were actually issued Constellation 3D, Inc. prior to the reverse acquisition.

     The Company has developed what it believes to be a state-of-the-art optical, data storage product that it believes surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine. The Company operates in one business segment.

     On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D Inc. changed its name to Constellation 3D, Inc. and amended its Articles of Incorporation to (i) increase its authorized common stock, par value $.00001, from 50,000,000 shares to 100,000,000 shares; and (ii) to increase its authorized preferred stock, par value $.00001, from 0 to 10,000,000 shares. On January 18, 2000, a three-for-one forward split of C3D's Common Stock took effect for shareholders of record as of December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

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

NOTE 3.  Furniture and Equipment

Furniture and equipment consists of the following:

                                                 December 31,      December 31,
                                                     2000               1999
------------------------------------------------------------------------------
Furniture and equipment                            $578,335           $320,463

Less: accumulated depreciation                      152,042             79,363
==============================================================================


Furniture and equipment, net                       $426,293           $241,100
==============================================================================

NOTE 4.  Convertible Notes Payable (See Note 8)

Convertible notes payable consist of the following:

                                           December 31,      December 31,
                                              2000              1999
------------------------------------------------------------------------
Convertible note payable, interest
 at LIBOR + 3%, due on demand (a)       $           --        $  650,577


Convertible note payable, interest
 at 8%, due October 31, 2001 (b)                    --           505,480


Convertible note payable, interest
 at 8%, due October 31, 2001 (c)                    --         1,600,000


Convertible note payable, interest
 at 10%, due September 24, 2001 (d)          4,105,753                --

========================================================================


                                             4,105,753         2,756,057

Less: amount representing interest
 on detachable stock purchase
 warrants                                    1,880,847                --
(See Note 8)
========================================================================
                                             2,224,906         2,756,057

Less: current maturities                     2,224,906           650,577
========================================================================
                                        $         --          $2,105,480
========================================================================

(a) Pursuant to a Term Sheet dated October 15, 1998, Agrotec Ltd./Formula Ventures Ltd., loaned $600,000 to Memory Devices (MD) (1996) Ltd., a subsidiary of Constellation 3D Holdings Limited. Pursuant to a Loan Conversion Rights Agreement, dated December 2, 1998, the principal and interest on the $600,000 loan was convertible into preferred shares of the Company at a price equal to 75% of a calculated share value. The share value was the quotient of (i) the lowest valuation of the Company used in a financing of the Company between December 2, 1998 and the conversion date over (ii) the issued and outstanding share capital of the Company, on a fully diluted basis. In the event that a financing did not occur, the valuation of the Company, was required to be agreed upon by the parties. The parties agreed upon a conversion price of $1.79. On July 1, 1999, Constellation Tech acquired all the assets of Constellation 3D Holdings Limited, including the stock of Memory Devices (MD)(1996) Ltd.

     On September 12, 2000, an aggregate principal of $600,000 plus accrued interest of approximately $81,574 on the debt was converted by Formula Ventures L.P., FV-PEH L.P., and Formula Ventures (Israel) L.P. into 380,000 shares of common stock at the conversion price of $1.79 per share. Since the debt was converted pursuant to the original conversion terms, the Company did not recognize an additional interest expense.


(b) In November 11, 1999 the Company issued $500,000 in principal amount of 8% convertible subordinated debentures due October 31, 2001 to Wilbro Nominees Limited ("Wilbro"). The original conversion terms provided that the notes would be converted at the price of the lesser of (A) the average market price of the common stock over a period of twenty (20) trading days preceding any applicable date of conversion (the "Conversion Date") less a discount of 20%, or (B) the average market price of the common stock over a period of twenty (20) days preceding any applicable Conversion Date (such price being referred to herein as the "Initial Conversion Price"), provided that, in the event of (A) above, no discount shall apply unless such average market price of the Common Stock is at least $5.00 per share. On the date of issuance, the Company recorded interest expense of $125,000 for the value ascribed to the beneficial conversion feature.

      In order to induce Wilbro to convert its debentures into common stock, the Company agreed to: (i) amend the then applicable conversion price, which ranges from $8.68 to $16.77, to $11.00; and (ii) offer Wilbro 15,000 common stock purchase warrants. On October 12, 2000, an aggregate of $500,000 in principal amount and accrued interest of $44,507 of the debentures was converted by Wilbro into 49,500 shares of common stock at a conversion price of $11.00 per share.
As a result of the amendment of the conversion price, the Company recognized an additional interest expense of $18,000 based on the excess of the fair value of the common stock transferred in excess of the fair value of the common stock issuable pursuant to the original conversion terms. The Company also recognized an addition to paid in capital of stockholders' equity. Wilbro also received one-year warrants to purchase 15,000 shares of common stock at an exercise price of $10.1531. The fair value ascribed to the warrants was approximately $35,000. Such amount was recorded as an interest expense and as an addition to paid-in capital of stockholders' equity.


(c) On December 24, 1999 the Company issued $1,600,000 in principal amount of 8% subordinated debentures due October 31, 2001 to Winnburn Advisory ("Winnburn"). The original conversion terms provided that the notes would be converted at the price of the greater of (A) the average market price of the common stock over a period of twenty (20) trading days preceding any applicable date of conversion (the "Conversion Date"), or (B) $16.67.

     In order to induce Winnburn to convert its debentures into common stock, the Company agreed to: (i) amend the then applicable conversion price, $16.67, to $10.1531; and (ii) offer Winnburn 83,048 and 66,439 common stock purchase warrants. On August 23, 2000, an aggregate of $1,600,000 and accrued interest of $86,399 of was converted by Winnburn into 166,097 shares of common stock. As a result of the amendment of the conversion price, the Company recognized an additional interest expense of $650,000 based on the excess of the fair values of the common stock transferred over the fair value of the common stock issuable pursuant to the original conversion terms. The Company also recognized an addition to paid-in capital of stockholders' equity. Winnburn also received one-year warrants to purchase 83,048 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 66,439 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $590,000. Such amount was recorded as interest expense and as an additional paid-in capital of stockholders' equity.

(d) On March 24, 2000, C3D issued a 10% subordinated convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC ("Sands Brothers VC"). The subordinate convertible debenture can be converted at any time into shares of common stock of the Company at a conversion price of $17.65 and expires on September 24, 2001. Sands Brothers VC has the right to demand repayment of all or any portion of the principal amount of the convertible debenture and interest outstanding before the maturity date in the event that C3D receives more than $25,000,000 in gross financing through the sale of debt and/or equity securities or a change of control of the Company occurs. C3D granted the subordinate convertible debenture holder certain registration rights with respect to the underlying Common Stock.


NOTE 5.      Convertible Line of Credit (See Note 8 and 11)


     On August 23, 2000, the Company entered into a certain Loan Agreement with Constellation 3D Technology Limited, a British Virgin Islands company ("Constellation Tech") and an affiliate of the Company, pursuant to which Constellation Tech agreed to open a credit line of up to $6,000,000 for the Company expiring on February 23, 2001. The credit line was amended to extend the availability until December 31, 2001. The interest rate for each withdrawal will be the interest rate of three-month LIBOR plus 3%. Constellation Tech has the right to convert the loan amount into equity at a price per share of 90% of the average closing price of the Company's common stock for the 12 trading days prior to August 23, 2000, which was $10.72.

     In connection with this credit line, Constellation Tech received a three-year warrant (the "Signing Warrant') to purchase 20,000 shares of the Company's common stock, which warrant had an exercise price of $11.50 and is exercisable from August 23, 2000 to August 23, 2003.

     In connection with the credit line, Constellation Tech also had the right to receive a three-year warrant to purchase 10,000 shares of the Company's common stock upon each withdrawal made by the Company from this credit line. The exercise price of such warrants is equal to $11.50. The Company withdrew $1,000,000 on August 23, 2000 and therefore received a total of 30,000 warrants on such date. The fair value ascribed to the 30,000 warrants was approximately $117,000 and was be recorded as deferred financing cost and is to be amortized as interest expense over the remaining term of the credit line. The Company made no additional withdrawals under the credit line.

     Up to one year from the Company's last withdrawal from the credit line, Constellation Tech has the right (the "Right'') to purchase up to 103,306 shares of common stock per $1,000,000 of principal extended. The right has an exercise price of $9.648 and the Right may only be exercised if the aggregate exercise price is at least $2,000,000. The Right expires one year from the day of the last withdrawal. The fair value ascribed to the Right was approximately $763,000, and was recorded as deferred financing cost and amortized to interest expense over the term of the credit line. At December 31, 2000, the Company has utilized $1,000,000 of this credit facility.

     Constellation Tech is a related party. Constellation Tech as of December 7, 2001, has the power to vote 26,089,283 shares of common stock of the Company, representing 40.9% of our issued and outstanding shares of common stock.

NOTE 6.  Income Taxes

     At December 31, 2000 and 1999, the Company has net deferred tax assets of $4,730,000 and $519,000 available to offset future US and foreign source income, respectively, primarily due to net operating loss carryforwards of $2,425,000 and deferred start-up costs of $9,398,000, which begin to expire in 2019. The net operating loss carryforwards may be restricted by the change in ownership rules under internal revenue code section 382. The Company's effective tax rate was estimated at 40%. A 100% valuation allowance has been recorded against the deferred tax asset as management, due to the uncertainty about its ability to generate taxable income, has yet to establish the recoverability of this asset.

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

     On October 29, 1999 and November 18, 1999, the Company borrowed $300,000 and $1,000,000, respectively, from Epicenter Venture Finance Limited ("Epicenter"). The aggregate $1,300,000 loan was unsecured and had an annual interest rate of 10%. The loan was scheduled to mature on the earlier July 31, 2000 or upon the Company securing various levels of financing. Interest amounted to approximately $85,000 and $17,000 during the years ended December 31, 2000 and 1999 respectively.

     In order to induce Epicenter to convert its loan into common stock, the Company agreed to offer Epicenter: (i) the right to convert the note into common stock at a conversion rate of $10.1531 per share, and (ii) 55,241 common stock purchase warrants. On August 23, 2000, the principal amount of $1,300,000 plus interest of $102,163 on the loan was converted by Epicenter into 138,102 shares of common stock. The shareholder also received one-year warrants to purchase 69,051 shares of common stock at an exercise price of $10.1531 per share and five-year warrants to purchase 55,241 shares of common stock at an exercise price of $14.6656 per share. The fair value ascribed to the warrants was approximately $490,000. Such amount was recorded as interest expense and as an additional paid-in capital of stockholders' equity.


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

     On October 1, 1999, the Company completed an asset purchase agreement and acquired substantially all the operations of Constellation Tech for total consideration of 29,250,000 shares of the Company's $.00001 par value common stock, and assumption of substantially all liabilities and obligations of Constellation Tech.

     The 29,250,000 shares of common stock issued by Constellation 3D, Inc. to Constellation Tech in connection with the reverse acquisition have been adjusted to appear on the consolidated statement of stockholders' equity (deficit) as the 29,250,000 shares of common stock outstanding on the statement of stockholders' equity (deficit) prior to the reverse acquisition. Similarly the consolidated statement of stockholders' equity (deficit) section has been adjusted to reflect the "issuance" of 11,109,765 shares of common stock, as of the date of the reverse acquisition when in fact such shares were actually issued by Constellation 3D, Inc. prior to the reverse acquisition.

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

     Upon closing of the $4,000,000 subordinated convertible debenture to Sands Brothers VC on March 24, 2000, and pursuant to the terms of the agency agreement originally signed on December 1, 1999 (the "Agency Agreement" and "Warrant Agreement"), by and between the Company and Sands Brothers & Co. Ltd. ("Sands Brothers"), the Company issued to Sands Brothers detachable warrants to purchase 1,050,000 shares of Common Stock at an exercise price of $3.67 per share and warrants to purchase 2,400,000 shares of Common Stock at an exercise price of
$15.13 per share expiring December 1, 2004.   As of the date of settlement, the
Company valued the warrants issued to Sands Brothers at an aggregate of $10,137,700 and valued the warrants that Sands Brothers retained at an aggregate of $706,593.

     The Company granted the warrant holder certain registration rights with respect to the underlying Common Stock and the option to exercise the stock warrants in lieu of any cash payment in exchange for the number of shares of Common Stock that amount to the difference between the market price and the exercise price of the stock warrants.

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

     On August 17, 2000, the Company entered into a Common Stock Investment Agreement pursuant to which the Company sold to TCO Investment, Inc ("TCO") 25,000 shares of the Company's common stock for an aggregate of $250,000. The Company also issued TCO. adjustment warrants as an inducement to purchase the 25,000 shares of common stock of the Company and provide TCO certain investment value protection in case the market price of the Company's common stock declined below $11.68 The adjustment warrants were exerciseable until August 17, 2005 and had an exercise price of $0.0. The aggregate fair value ascribed to the warrants was $73,391.

     As an inducement for TCO Investment, Inc to purchase 25,000 shares of common stock, on August 18, 2000, the Company issued Guldborg International and Farpell Inc., the principals of TCO Investment, Inc., five-year warrants to purchase 15,000 and 10,000 shares of the Company common stock, respectively.
The warrants have an exercise price of $11.50 and expire on August 18, 2005. The aggregate fair value ascribed to the warrants was $190,875. The placement commission and the warrants were accounted for as a cost of financing. Accordingly, the proceeds of the sale were recorded net of the placement commission.

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

     On August 23, 2000, the Company entered into the Common Stock Investment Agreement with Halifax Fund, L.P., a private fund organized under the laws of the Cayman Islands, providing for a $5 million equity financing ($4,615,055, net of cost of financing), through a sale of 492,459 shares of the Company's common stock to Halifax Fund, L.P. In connection with this equity financing, the Company issued the following warrants to Halifax Fund, L.P.: (1) five-year warrants to purchase 196,984 shares of the Company's common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, and (3) one-year warrants to purchase 246,229 shares of common stock at the initial exercise price of $10.15313 per share.

     On September 19, 2000, the Company entered into a Letter Agreement with Halifax Fund, L.P., amending the Common Stock Investment Agreement of August 23, 2000. According to the Letter Agreement, Halifax Fund, L.P., provided to the Company an additional $5,000,000 equity financing ($4,615,055, net of cost of financing), in consideration for the same number of shares and warrants as purchased by it in connection with the first $5,000,000 financing described above. Therefore, Halifax Fund, L.P. has purchased in the aggregate (1) 984,918 shares of the Company's common stock, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, (3) five-year warrants to purchase 393,968 shares of the Company's common stock, and (4) one-year warrants to purchase 492,458 shares of the Company's common stock for a total consideration of $10 million. The adjustment warrants, the five year warrants and the one year warrants had a fair market value of $3,135,118, $3,295,723 and $2,593,432, respectively. In connection with this sale, the Company granted Halifax certain registration rights with respect to the shares of common stock and the shares to be issued upon the exercise of the above described warrants.

     The adjustment warrants were issued to the Halifax as an inducement to purchase the 984,918 shares of common stock of the Company and the adjustment warrants were intended to provide Halifax Fund, L.P. certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants were exercisable until September 19, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 984,918 from the quotient of
(i) 1,150,000 over (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares is first declared effective by the commission and ending on the 100th trading day thereafter. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital.

     In connection with the sale of the foregoing securities to Halifax Fund, L.P., the Company paid placement fees to the Shemano Group and Koor Underwriters and Issuers Ltd. The Shemano Group, Inc., received $500,000 (5% of the $10,000,000 purchase price) as a placement commission and five-year warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $14.4456 per share. The Shemano warrants had a fair value of $3,346,183. The Koor Underwriters and Issuers Ltd. received $200,000 (2% of the $10,000,000 purchase price) as a placement commission and five-year warrants to purchase 200,000 shares of the Company's common stock at an exercise price of $14.4456 per share. The Koors Underwriters warrants had a fair value of $1,673,091. The placement commission and the warrants were accounted for as a cost of financing. Accordingly, the proceeds of the sale were recorded net of the placement commission.

     On August 22, 2000, in consideration of the assignment of patents to the Company by Mr. Schwartz, the Chief Technology Officer of the Company at the time, and Reflekt Technology, Inc., a Massachusetts corporation, of which Mr. Schwartz is the President, sole director and sole stockholder, the Company granted jointly to Mr. Schwartz and Reflekt Technology, Inc. a warrant to purchase 10,000 shares of the Company's common stock. The patents were valued by the Company's officers based upon the patents' perceived benefit to the Company and the projected cost of independently developing comparable patented technology for use in the Company's products.

     The warrant has an exercise price of $11.25 per share and is exerciseable until August 22, 2004. The fair value ascribed to the warrants was approximately $56,000. Such amount was recorded as a non-cash compensation charge to operations.

     On August 31, 2000, the Company sold 197,026 shares of the Company's common stock for an aggregate consideration of $2,000,426 ($1,920,409, net of financing costs, ) to a group consisting of the following seventeen investors: I. Nahori,
Y. Hershkovitz, O. Ackerman, T. Barak, Z. Korech, T. Edri, O. Ron, E. Miro, A. Shilontchik, Y. Peleg, A. Ben-Ami, G. Altshuler, Koor Underwriters and Issuers

Ltd., Menorah Gaoon Investment Ltd., Shalom and Yafa Bilgori, The Hebrew University Employee Fund, and S. Tov, collectively called Koor's Investors. In connection with this equity financing, the Company issued the following warrants to Koor's Investors: (1) five-year warrants to purchase 78,813 shares of the Company's common stock at the initial exercise price of $14.6656 per share, (2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, and (3) one-year warrants to purchase 98,513 shares of common stock at the initial exercise price of $10.15313 per share. The adjustment warrants, the five year warrants and the one year warrants had a fair market value of $578,397, $659,733, and $519,357, respectively.

     The adjustment warrants were issued to the Koor's investors as an inducement to purchase the 197,026 shares of common stock of the Company and were intended to provide the Koor's investors certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants were exerciseable until August 31, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 197,026 from the quotient of (i) 2,300,490 over (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares is first declared effective by the commission and ending on the 50th trading day thereafter.

     In connection with the sale of the foregoing securities to Koor's Investors, the Company paid Koor Underwriters and Issuers Ltd. a placement fee. Koor's Underwriters and Issuers Ltd received $80,017 (4% of the $2,000,426 purchase price) as a placement commission and five-year warrants to purchase 295,539 shares of the Company's common stock at a price of $14.6656. The warrants had a fair market value of $2,473,917. The Company also paid a 17% Value Added Tax on the cash payments. The placement commission and the warrants were accounted for as a cost of financing. Accordingly, the proceeds of the sale were recorded net of the placement commission.

     On September 12, 2000, the Company entered into the Common Stock Investment Agreement with Jacqueline Hershkovitz. According to the Common Stock Investment Agreement, J. Hershkovitz purchased, for aggregate cash consideration of $150,000, (1) 14,774 shares of common stock at a price of $10.15313 per share,
(2) adjustment warrants to purchase a number of shares of common stock pursuant to a certain formula set forth in the written agreement, (3) five year warrants to purchase 5,910 shares of common stock at an exercise price of $14.6656 per share, and (4) one year warrants to purchase 7,387 shares of common stock at an exercise price of $10.15313 per share. The adjustment warrants, the five year warrants and the one year warrants had a fair market value of $42,424, $38,526 and $26,644.

     The adjustment warrants were issued to Ms. Hershkovitz as an inducement to purchase the 14,774 shares of common stock of the Company provide J. Hershkovitz certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants were exercisable until September 12, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 14,774 from the quotient of (i) 172,500 divided by (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares was first declared effective by the commission and ending on the 50th trading day thereafter. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital.

Warrants

     Unless more specifically indicated otherwise, the Company estimates the fair value of each warrant which was valued at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2000: no dividend yield; expected life equal to the term to maturity of the subject warrant; expected volatility of 80%; and risk-free interest rates of 5.76% to 6.26%.

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

The following table summarizes information about warrants outstanding at December 31, 2000:

                                                                                             Fair Market
                                                Exercise                                   Value on Grant
      Grant Date             Shares              Price              Expiration Date             Date
-----------------------------------------------------------------------------------------------------------

March 24, 2000               1,050,000            $   3.67      December 1, 2004             $45,975,000
March 24, 2000               2,400,000            $  15.13      December 1, 2004             $86,382,000
August 17, 2000                 25,000            $  11.50      August 17, 2005              $   191,000
August 18, 2000                  5,555            $  0.001      July 31, 2005                $    50,000
August 22, 2000                 10,000            $  11.25      August 22, 2004              $    56,000
August 23, 2000                 30,000            $  11.50      August 23, 2003              $   117,000
August 23, 2000                152,099            $10.1531      August 23, 2001              $   585,000
August 23, 2000                121,680            $14.6656      August 23, 2005              $   495,000
August 31, 2000                 98,513            $10.1531      August 31, 2001              $   519,000
August 31, 2000                374,352            $14.6656      August 31, 2005              $ 3,134,000
September 12, 2000               7,387            $10.1531      September 12, 2001           $    27,000
September 12, 2000               5,910            $14.6656      September 12, 2005           $    39,000
September 19, 2000             492,458            $10.1531      September 19, 2001           $ 2,593,000
September 19, 2000             993,968            $14.6656      September 19, 2005           $ 8,315,000
October 12, 2000                15,000            $10.1531      October 12, 2001             $    35,000
December 4, 2000               120,000            $10.1531      December 1, 2005             $   310,000
December 4, 2000               250,000            $10.1531      December 31, 2003            $   477,000
December 4, 2000               100,000            $14.6656      December 31, 2005            $   242,000
===========================================================================================================
                             6,251,922            $  12.13
===========================================================================================================

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

     On August 22, 2000, the Company issued options to purchase 390,000 shares of common stock to Vladimir Schwartz, the Chief Technology Officer, as compensation for services. Of the total grant, 140,000 options vest immediately and 250,000 options vest after one year from the date of the grant. The exercise price is $11.25 per share, which was the market price at the time of grant, and expires on August 22, 2004. The fair market value of the options was $2,563,143. Consistent with APB 25, accounting treatment for employee stock options, the option grant did not result in an accounting charge.

     On November 9, 2000 the Company granted options to three directors of the Company to purchase 5,000 shares each of the Company's common stock at an exercise price of $1.00 per share. The option to purchase the shares vests on May 26, 2001 and will expire in May 2006. In connection with the issuance, the Company recorded a non-cash compensation expense of $36,321 with an offsetting credit to additional paid in capital, representing the fair value of the issuance. Compensation expense will be recorded over the vesting period.

     During the fourth quarter of 2000, the Company granted options to non-employee consultants who provide services to purchase 215,000 shares of the Company's common stock at an exercise price of $6.25 per share. The options to purchase the Company's common stock vests over the next four years and will expire in December 2005. In connection with the issuance, the Company recorded a non-cash expense to operations of $555,255, representing the fair value of the options granted. The non-cash expense amount is represented as $512,671 in marketing expenses and $42,584 in general and administrative expenses for the year ended December 31, 2000. Compensation expense will be recorded over the vesting period.

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

                                                 Year Ended December 31,
                                       -----------------------------------------
                                                    2000                 1999
--------------------------------------------------------------------------------
Pro forma net loss.....................         $42,928,779           $5,547,700
Pro forma net loss per share:
Basic and Diluted......................         $     (1.03)          $    (0.17)
--------------------------------------------------------------------------------

     A summary of the status of the Company's stock option plan as of December 31, 2000 and changes during the period from inception (September 25, 1997) through December 31, 2000 is presented below:

                                                                         Number       Weighted average
                                                                       of shares       exercise price

-------------------------------------------------------------------------------------------------------
Options outstanding at September 25,1997 (inception)                         --                --
-------------------------------------------------------------------------------------------------------
Options granted in 1999...........................................      525,000            $ 1.33
-------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1999..........................      525,000            $ 1.33
-------------------------------------------------------------------------------------------------------
Options granted in 2000...........................................    5,814,617            $ 9.60
-------------------------------------------------------------------------------------------------------

Options exercised in 2000.........................................     (300,000)           $ 1.33

Options forfeited in 2000.........................................      (90,000)           $10.69

Options outstanding at December 31, 2000..........................    5,949,617            $ 9.27
Options exercisable at December 31, 2000..........................    2,779,317            $ 8.67
-------------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                              Options Outstanding                                  Options Exercisable
                    -----------------------------------------------------------------   -------------------------------------------
                           Number              Weighted Average                                Number
      Range of         Outstanding as             Remaining          Weighted Average      Exercisable as          Weighted Average
   Exercise Price   of December 31, 2000   Contractual Life (Years)   Exercise Price    of December 31, 2000        Exercise Price
   --------------   --------------------   ------------------------   --------------    --------------------        --------------
      $   1.00                15,000               5.40                  $ 1.00                     -                    $    -
      $   1.33               225,000               3.46                  $ 1.33               225,000                    $ 1.33
      $   5.00               450,000               4.37                  $ 5.00               450,000                    $ 5.00
      $   6.25               863,500               4.99                  $ 6.25               145,000                    $ 6.25
      $  10.00                20,000               5.00                  $10.00                     -                    $    -
      $  10.22                18,000               4.40                  $10.22                     -                    $    -
      $  10.69             3,781,550               4.37                  $10.69             1,622,750                    $10.69
      $  10.72               186,567               0.60                  $10.72               186,567                    $10.72
      $  11.25               390,000               3.64                  $11.25               150,000                    $11.25
  -----------------------------------------------------------------------------------   -------------------------------------------
  $  1.00 - $ 11.25        5,949,617               4.78                  $ 9.27             2,779,317                    $ 8.81
  -----------------------------------------------------------------------------------   -------------------------------------------

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

NOTE 11.  Subsequent Events

     (a) On January 30, 2001, at the annual meeting of shareholders of the Company, the shareholders approved the redomicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly-created wholly-owned subsidiary Constellation 3D, Inc., a Delaware corporation (the "Subsidiary"). On February 8, 2001, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware. As a result of the redomicile of the Company, the par value was adjusted from $0.001 per share of common stock to a par value of $0.00001 and all per share information for all prior periods have been adjusted accordingly. Further, the Company's charter no longer authorized the issuance of 10 million shares of preferred stock following the Delaware re-domiciliation.

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

                                                   First               Second               Third              Fourth
                                                  Quarter              Quarter             Quarter             Quarter
                                     ======================================================================================
Net loss:
2000.................................            $2,816,973           $7,201,987          $5,244,999         $4,983,246
1999.................................            $  648,919           $1,008,539          $1,105,256         $2,103,973

Net loss before noncash charges (1):
2000.................................            $2,635,864           $2,300,435          $2,655,353         $2,845,233
1999.................................            $  636,102           $  948,284          $1,097,149         $1,941,214

Net loss per share:
2000 Basic and Diluted............                     0.07                 0.18                0.13               0.11
1999 Basic and Diluted............                     0.02                 0.03                0.04               0.06
                                     ======================================================================================

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

December 13, 2001.

                                    CONSTELLATION 3D, INC.


                                    By:  /s/ Eugene Levich
                                        ------------------
                                    Name: Eugene Levich
                                    Title: President and Chief Executive Officer