Form 10-Q/A
period 2001-06-30
CONSTELLATION 3D INC
filed 2001-12-13
CIK 1080290

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT No. 1
                                      TO
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 2001
                        Commission File Number 0-28081

                            CONSTELLATION 3D, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                            13-4064492
                     --------                            -----------
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

Yes  [X]    No [_]

As of December 7, 2001, 50,713,087 shares of the registrant's common stock, $0.00001 par value per share, (the "Common Stock") were issued and outstanding, excluding the 500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                            INDEX TO THE FORM 10-Q
                 For the quarterly period ended June 30, 2001

PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Condensed Balance Sheets as of June 30, 2001 and December 31, 2000.................     1

               Consolidated  Condensed  Statements of Operations
               for the three and six months ended June 30, 2001 and 2000, and the
               period from September 25, 1997 (inception) to June 30, 2001.....................................     2

               Consolidated Condensed Statement of Stockholders' Deficit
               for the six months ended June 30, 2001..........................................................     3

               Consolidated Condensed Statements of Cash Flows for the
               three and six months ended June 30, 2001 and 2000, and
               the period from September 25, 1997 (inception) to June 30, 2001.................................     4

               Notes to Consolidated Condensed Financial Statements............................................     6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    29

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................    37

PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS...............................................................................    41

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................    42

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................................................    45

SIGNATURES     ................................................................................................    52

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

     .  dependence on key personnel;

     . effects of the recent terrorist attacks on the Company's industry and general economic conditions;

     .  effects of significant interest, compensation, and consulting charges;
        and

     .  other factors discussed in this Quarterly Report.

     All of the above factors could cause the Company's actual results to differ materially from historical results and those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Quarterly Report, including without limitation, the Risk Factors contained in this Quarterly Report. This document should be read in conjunction with the Company's Form 10-K/A filed with the Securities and Exchange Commission on December 13, 2001, as amended.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       June 30,        December 31,
                                                                                         2001             2000
                                                                                     (unaudited)        (audited)
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash and cash equivalents                                                             $  2,283,023    $  8,728,600
 Prepaid and other                                                                          361,610         245,372
--------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                      2,644,633       8,973,972

Furniture and Equipment, net                                                                622,024         426,293
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                           $  3,266,657    $  9,400,265
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                                                 $  1,881,942    $  1,924,773
 Due to related parties                                                                     235,233         267,283
 Convertible line of credit related party, net of discount of $70,971 and $312,968        1,008,938         720,278
 Convertible notes payable, net of discount of $601,720 and $1,880,847                    3,502,390       2,224,906
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 6,628,503       5,137,240

Other Long Term Liabilities                                                                  41,265          39,237
-------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                         6,669,768       5,176,477
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
 Common stock, $0.00001 par value; 100,000,000 shares authorized, 45,423,601
  and 43,192,775 issued and outstanding                                                         454             432
 Additional paid in capital                                                              39,092,873      35,141,895
 Deficit accumulated during the development stage                                       (42,496,438)    (30,918,539)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                     (3,403,111)      4,223,788
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                   $  3,266,657    $  9,400,265
===================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                  (Unaudited)


                                          Cumulative Amounts
                                            From Inception          Three Months Ended June 30,         Six Months Ended June 30,
                                          (September 25, 1997)      ---------------------------         ---------------------------
                                          Through June 30, 2001        2001             2000              2001              2000
===================================================================================================================================
OPERATING EXPENSES
 Research and development                  $         13,478,214    $ 1,705,523      $ 1,138,305      $  3,380,238      $  1,918,038
 General and administrative                          12,128,703      1,052,928          859,223         3,045,263         1,980,295
 Marketing                                            6,629,611        343,319        4,372,881           845,050         4,518,846
-----------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                             32,236,528      3,101,770        6,370,409         7,270,551         8,417,179
-----------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
 Interest expense, net                               10,062,909      3,489,793          828,578         4,276,811         1,590,260
 Taxes                                                  197,001          8,656            3,000            30,537            11,521
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                   $        (42,496,438)   $(6,600,219)     $(7,201,987)     $(11,577,899)     $(10,018,960)
===================================================================================================================================

Net loss per share - basic and diluted                             $     (0.15)     $     (0.18)     $      (0.26)     $      (0.24)
===================================================================================================================================

Weighted average number of shares of
 common stock outstanding - basic and
 diluted                                                            44,880,952       41,001,609        44,111,854        41,001,609
===================================================================================================================================

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                  Deficit
                                                   Common Stock                                 Accumulated
                                               --------------------       Additional             During the
                                                Shares       Amount     Paid-in Capital       Development Stage        Total
================================================================================================================================
Balance, December 31, 2000 (audited)          43,192,775     $  432       $35,141,895            $(30,918,539)      $  4,223,788

Issuance of common stock on exercise of          313,419          3                (3)                      -                  -
 adjustment warrants - February 14, 2001

Issuance of common stock on exercise of        1,885,150         19         2,641,981                       -          2,642,000
 adjustment warrants - April 26,  2001

Issuance of common stock on exercise of           32,257          -                 -                       -                  -
 warrants - May 24, 2001

Noncash stock-based compensation relating              -          -         1,309,000                       -          1,309,000
 to issuance of stock options

Net loss                                               -          -                 -             (11,577,899)       (11,577,899)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001 (unaudited)            45,423,601     $  454       $39,092,873            $(42,496,438)      $ (3,403,111)
================================================================================================================================

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



                                                       Cumulative Amounts
                                                         From Inception
                                                      (September 25, 1997)
                                                        Through June 30,    Three Months Ended June 30,    Six Months Ended June 30,
                                                                            ---------------------------    -------------------------
                                                              2001           2001             2000           2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                             $ (42,496,438)   $(6,600,219)    $(7,201,987)  $(11,577,899) $(10,018,960)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Noncash stock-based compensation                     6,500,206        207,000       4,293,000      1,309,000     4,293,000
       Beneficial conversion feature                          245,000              -               -              -       120,000
       Discount amortization                                4,087,309        764,763         643,132      1,521,124       692,604
       Depreciation                                           235,357         41,181          18,386         83,315        30,023
       Interest expense related to common stock issued      2,642,000      2,642,000                      2,642,000
       Write down of furniture and equipment                   49,750              -               -              -             -
       Interest expense relating to issuance of warrants    1,115,000              -               -              -             -
       Interest expense relating to modification of debt
         conversion rates                                     668,000              -               -              -             -

       Warrants issued relating to services rendered          106,000              -               -              -             -
       Change in assets and liabilities:
         Prepaid and other                                   (361,610)       (57,141)         13,675       (116,238)      (46,280)
         Accounts payable                                   1,880,350       (200,688)       (209,873)       (42,831)      243,453
         Accrued interest on debt                             479,524        123,190         193,974         45,020       284,956
----------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                     (24,849,552)    (3,079,914)     (2,249,693)    (6,136,509)   (4,401,204)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                     (1,018,287)       (78,883)        (34,290)      (279,046)      (77,765)
   Sale of furniture and equipment                             80,405              -               -              -             -
   Business acquisition, net of cash acquired               1,019,413              -               -              -             -
----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities            81,531        (78,883)        (34,290)      (279,046)      (77,765)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                  16,533,056              -               -              -             -
   Proceeds from issuance of convertible debt               7,700,000              -               -              -     4,000,000
   Proceeds from borrowing on line of credit-related party  1,000,000              -               -              -             -
   Proceeds from shareholders loan                          1,541,490              -               -              -             -
   Net changes in other long-term debt                         41,265         (4,889)         17,038          2,028        17,488
   Advances from (repayments to) related party, net           235,233        (40,393)        205,437        (32,050)      199,797
----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing Activities        27,051,044        (45,282)        222,475        (30,022)    4,217,285
----------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents        2,283,023     (3,204,079)     (2,061,508)    (6,445,577)     (261,684)

Cash and Cash Equivalents, beginning of period                      -      5,487,102       3,829,963      8,728,600     2,030,139
----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period               $   2,283,023    $  2,283,023    $  1,768,455   $  2,283,023  $  1,768,455
----------------------------------------------------------------------------------------------------------------------------------

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited )
                                   Continued

                                                 Cumulative Amounts
                                                   From Inception
                                                (September 25, 1997)
                                                   Through June 30,
                                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                                      ---------------------------    -------------------------
                                                       2001            2001          2000              2001             2000
---------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes                                   $   190,464      $  17,000     $      -      $   24,000      $         -
Cash paid for interest                                $   411,500      $       -     $      -      $  200,000      $         -

Non-cash Financing Activity
Deferred financing cost related to detachable
warrants                                              $ 4,760,000      $       -     $      -      $        -      $ 3,880,000
Conversion of notes payable                             3,927,205              -            -               -                -
Conversion of loans payable                             1,643,653              -            -               -                -
Net assets disposed of upon acquisition                    66,028              -            -               -                -
Stock issued in reverse acquisition                       953,205              -            -               -                -

=================================================================================================================================

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

     On October 1, 1999, Constellation 3D, Inc. completed an asset purchase agreement and acquired substantially all the operations of Constellation 3D Technology Limited ("Constellation Tech") for total consideration of 29,250,000 shares of the Company's $0.00001 par value common stock, and assumption of substantially all liabilities and obligations of Constellation Tech. Constellation Tech is a related party by virtue of it owning a majority of the shares of the Company's common stock as well as having common directors and officers.

     The acquisition of Constellation Tech was treated as a reverse acquisition whereby Constellation 3D, Inc. was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost basis. The results of operations include that of both companies from the date of acquisition forward. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. As the transaction was a reverse acquisition with a public shell with no operations, no pro forma information related to this transaction is provided.

     The equity section of the balance sheet and the net loss per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement. Accordingly, the 29,250,000 shares of common stock issued by Constellation 3D, Inc. to Constellation Tech in connection with the reverse acquisition have been adjusted to appear on the consolidated statement of stockholders' equity (deficit) as the 29,250,000 shares of common stock outstanding on the statement of stockholders' equity (deficit) prior to the reverse acquisition. Similarly the consolidated statement of stockholders' equity (deficit) section has been adjusted to reflect the "issuance" as of the date of the reverse acquisition of 11,109,765 shares of common stock, when in fact such shares were actually issued Constellation 3D, Inc. prior to the reverse acquisition.

     On December 27, 1999, as approved by the requisite number of shares at the Annual Meeting of Shareholders, C3D, Inc. changed its name to Constellation 3D, Inc. effective December 29, 1999, and amended its Articles of Incorporation to
(i) increase its authorized common stock, par value $.00001, from 50,000,000 shares to 100,000,000 shares; and (ii) to increase its authorized preferred stock, par value $.00001, from 0 to 10,000,000 shares. On January 18, 2000, a three-for-one forward split of the Company's common stock took effect for shareholders of record as of December 16, 1999, and all per share information for all prior periods have been adjusted accordingly.

     On January 30, 2001, at the annual meeting of shareholders of the Company, the shareholders approved the re-domicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly-created wholly-owned subsidiary Constellation 3D, Inc., a Delaware corporation (the "Subsidiary"). On February 8, 2001, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the re-domicile of the Company to the State of Delaware. As a result of the re-domicile of the Company, the par value was adjusted from $0.001 per share of common stock to a par value of $0.00001 and all per share information for all prior periods have been adjusted accordingly. Further, the Company's charter no longer authorized the issuance of 10 million shares of preferred stock following the Delaware re-domiciliation.

     On March 7, 2001, the Company and FMD&E, Inc., a Massachusetts company ("FMD&E") and a wholly owned subsidiary signed an agreement of merger, effective April 5, 2001. According to the agreement the surviving corporation was the Company, and the capital stock of FMD&E was cancelled and no cash, stock, or other property was delivered in exchange.

     The consolidated condensed financial statements of the Company include the accounts of its subsidiaries after elimination of inter-company balances and transactions.

     The Company has developed what it believes to be a state-of-the-art optical, data storage product that it believes surpasses the physical limits of two-dimensional memory technology. Research and development work on the Company's technology has been conducted and is being conducted in the United States, Israel, Russia and Ukraine. The Company operates in one business segment.

     As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $11,577,899 for the six months ended June 30, 2001, and has an accumulated deficit of $42,496,438. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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


NOTE 2.   BASIS OF PRESENTATION

     The accompanying consolidated condensed interim financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of June 30, 2001, and the related consolidated condensed statements of operations, stockholders' equity (deficit) and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of the results for a full year. These consolidated condensed interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in Amendment No. 1 to the Company's Form 10-K filed with the Securities and Exchange Commission on December 13, 2001.

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

     The Company has been in the development stage since its inception. It has had no operating revenue as of September 30, 2001, has an accumulated deficit of $47,163,869 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

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

     The Company believes that the implementation of the above accounting standards will not have any impact on its consolidated financial statements.

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

NOTE 4.   NET LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and contingent shares, based on the treasury method of computing such effects. The assumed exercise of stock options, warrants, adjustment warrants, as well as the issuance of common stock upon conversion of convertible debt, aggregating 9,335,422 shares at June 30, 2001, would potentially dilute basic earnings per share. These are not included in the calculation of loss per share, as their effect was anti-dilutive.

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

     Up to one year from the Company's last withdrawal from the credit line, Constellation Tech has the right (the "Right'') to purchase up to 103,306 shares of common stock per $1,000,000 of principal extended. The right has an exercise price of $9.648 and the Right may only be exercised if the aggregate exercise price of at least $2,000,000. The Right expires one year from the day of the last withdrawal. The fair value ascribed to the Right was approximately $763,000, and was recorded as deferred financing cost and amortized to interest expense over the term of the credit line.

     On August 24, 2001, the Company repaid $450,000 of the principal amount owed. Constellation Tech is a related party by virtue of it owning a majority of the shares of the Company's common stock as well as having common directors and officers. The Company does not anticipate that Constellation Tech will materially extend the line of credit beyond the December 31, 2001 maturity.

NOTE 6.   CONVERTIBLE DEBENTURE

     On March 24, 2000, the Company issued a 10% convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC ("Sands Brothers"). The convertible debenture bears interest at a rate of 10%, which is payable semi-annually on September 24, 2000 and March 24, 2001 (Note
7). The convertible debenture can be converted at any time at the option of the holder into shares of common stock of the Company at a conversion price of $17.65 per share. The conversion price of the debenture in effect shall be decreased proportionately in the event that the Company (i) subdivides or combines its outstanding capital stock, or (ii) pays a dividend in shares of common stock or make a distribution in shares of common stock.

The Company has agreed with Sands Brothers that the indebtedness evidenced by the convertible debenture and the payment of the principal thereof will rank pari passu with all indebtedness of the Company, now outstanding or incurred in the future except for any Company indebtedness incurred to any bank or commercial financing institution.

     In the event a "change in control" occurs, Sands Brothers may declare all unpaid principal and accrued interest on the convertible debentures then
outstanding, due and payable without any other acts.   In this context, the
phrase "change in control" means any consolidation or merger of the Company with and into another corporation or entity in which the Company is not the surviving or resulting entity, or in the case of a conveyance to another company or entity substantially all of the Company's assets.

     The convertible debenture was scheduled to mature on September 24, 2001. However, on October 16, 2001, the Company entered into a "restructuring agreement" with Sands Brothers that extended the maturity date of the convertible debentures until September 24, 2002 (Note 7). The restructuring agreement requires the Company to redeem $1 million of principal and accrued interest for every $4 million in proceeds the Company receives in new debt or equity financings. In consideration for the extension of the maturity date, the Company granted Sands Brothers a Warrant (the "Sands Warrant"), and certain additional rights. In the restructuring agreement, Sands Brothers expressly consented and agreed that the Halifax Senior Debenture (as defined below) will rank parri passu with the Sands Brothers indebtedness.

     The Sands Warrant may be exercised in whole, but not in part, to purchase 500,000 shares of common stock of the Company. The Sands Warrant has an exercise price of $1.50 per share, will expire on September 24, 2004 and is not transferable without the Company's consent. If the Sands Warrant is exercised at a time when the market price of the Company's common stock is higher than the per share exercise price of the Sands Warrant, the warrant may be exercised: (i) without tendering cash; and (ii) for an amount of common stock determined by a formula. The fair value ascribed to the Sands Warrant for accounting purposes was $149,404 based on the Black-Scholes option-pricing model and was recorded in the three month period ended September 30, 2001, as a deferred discount and a corresponding increase to additional paid in capital of $149,404. The debt discount will be amortized to interest expense over the extension period. The Company granted the convertible debenture holder certain registration rights with respect to the common stock underlying the warrants.

     The restructuring agreement provides some additional powers and rights to Sands Brothers. If the convertible debentures are not repaid in accordance with their terms, Sands Brothers may, subject to the consent of Halifax Fund, L.P., cause the then existing board of directors to resign and replace such directors with its own nominees. Sands Brothers has, subject to the approval of Halifax, the right to nominate an individual to serve as an independent member of the Company's Board of Directors, audit committee and compensation committee. Sands Brothers has also been granted the right to appoint an observer to the Company's Board of Directors, audit committee and compensation committee.

     In anticipation of securing the Company Loan, on November 15, 2001 the Company entered into an amended restructuring agreement with Sands Brothers, that will amend the terms of the convertible debentures held by Sands, if and only if, the Company secures an investment of $15 million pursuant to the Company Loan (See note 8 for a discussion of the Company Loan). If the Company Loan is funded and the convertible debentures are amended, the amended restructuring agreement provides that the Company shall apply the following to retire principal and interest of the 10% convertible debenture: (i) $2 million of the Company Loan proceeds; (ii) 50% of the gross proceeds received from any investor other than Tech or TIC or a government grant; and (iii) 100% of the gross proceeds received from any investor introduced to the Company by Sands Brothers. Assuming the convertible debentures are amended, all balances unpaid after giving effect to the foregoing retirement provisions shall be due and payable on September 24, 2003.

NOTE 7.  STOCKHOLDERS' EQUITY (DEFICIT)

     On February 14, 2001, 262,856 shares of the Company's common stock were issued upon the exercise of adjustment warrants to a group consisting of the following seventeen investors: I. Nahori, Y. Hershkovitz, O. Ackerman, T. Barak,
Z. Korech, T. Edri, O. Ron, E. Miro, A. Shilontchik, Y. Peleg, A. Ben-Ami, G. Altshuler, Koor Underwriters and Issuers Ltd., Menorah Gaoon Investment Ltd., Shalom and Yafa Bilgori, The Hebrew University Employee Fund, and S. Tov (collectively, the "Koors Investors"). The shares were valued at $1,823,564 based upon the market price of the Company's common stock on February 14, 2001. The adjustment warrants were issued to the Koor's investors in August 2000 as part of the purchase of 197,026 shares of common stock of the Company and were intended to provide the Koor's investors certain investment value protection in case the market price of the Company's common stock declined below $11.68. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The initial warrant issuance was accounted for as a cost of raising equity in the statement of stockholders' equity.

     The adjustment warrants were exercisable until August 31, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 197,026 from the quotient of (i) 2,300,490 over (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares is first declared effective by the commission and ending on the 50th trading day thereafter.

     On February 14, 2001, Jacqueline Hershkovitz was issued 19,710 shares of common stock upon the exercise of all of her adjustment warrants, which shares were valued at $136,696 based upon the market price of the Company's common stock on February 14, 2001. The adjustment warrants were issued to Mr. Hershkovitz in September 2000 as part of the purchase of 14,774 shares of common stock of the Company and provide J. Hershkovitz certain investment value protection in case the market price of the Company's common stock declined below $11.68. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The initial warrant issuance was accounted for as a cost of raising equity in the statement of stockholders' equity.

     The adjustment warrants were exerciseable until September 12, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 14,774 from the quotient of (i) 172,500 divide by (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares was first declared effective by the commission and ending on the 50th trading day thereafter.

     On February 14, 2001, TCO Investment Inc. was issued 30,853 shares of common stock upon the exercise of all of its adjustment warrants, which shares were valued at $212,170 based upon the market price of the Company's common stock on February 14, 2001. The adjustment warrants were issued to TCO Investment Inc. in August 2000 as part of the purchase of 25,000 shares of common stock of the Company and provide TCO certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants had an exercise price of $0.0. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The initial warrant issuance was accounted for as a cost of raising equity in the statement of stockholders' equity.

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

     During the second quarter of 2001, the Company reached an agreement with Halifax, Epicenter, Winnburn, Koor's investors, TCO Investment Inc., and Jacqueline Hershkovitz that participated in the August and September of 2000 financing to exchange 750,457 one year warrants at an initial exercise price of $10.1531 per share and subject to additional adjustment provisions, for 228,586 warrants with an exercise price of $0.01. The aggregate number of warrants that would have been issuable pursuant to the additional adjustment provisions would have been exercisable into approximately 1.6 million shares of the Company at initial exercise price averaging under $5 per share, and had additional reset provisions that could have significantly lowered the exercise. On May 24, 2001, 32,257 warrants were exercised into shares of the Company. The Company recorded interest expense of $262,000 at June 30, 2001 for the adjustments made to the original warrants that pertained to the convertible debt. The interest expense was determined by the difference in valuation via the Black Scholes pricing model between the original warrants and the new warrants. The balance of the new warrants issued (182,257) were accounted for as a cost of raising equity in the statement of stockholders' equity.

     On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that, pursuant to the terms of a placement agreement, it was entitled to finder's fees in connection with an August 2000 equity financing. In May 2001, the Company agreed that Clearview was entitled to receive a placement fee of $600,000 and two warrants valued at $750,000. However, pursuant to a Stipulation of Settlement dated May 29, 2001, Clearview agreed to reduce its placement fee and accept in lieu thereof a warrant to purchase 120,000 shares of the Company, which warrant had an exercise price of $0.01 and was exercisable from May 29, 2001 to May 29, 2004. The reduced warrant was valued at $600,000, based upon the intrinsic value of the Company's common stock ($5.00 per share). Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit, as the transaction was recorded as a debit to cost of finance and a credit to additional paid in capital. On August 11, 2001, the warrants were exercised into shares of the Company.

     On December 22, 2000, the Company received a demand letter from Sands Brothers claiming that the Company breached certain alleged agreements with Sands by failing to include in an October 20, 2000 Registration Statement the resale of 3,450,000 shares underlying warrants. The Company disputed the Sands Brothers claim and, in May 2001, the Company settled the dispute with Sands Brothers. Pursuant to the settlement agreement, the Company agreed to redeem the $4 million convertible notes in the event that the Company actually received $9 million of cash pursuant to a financing, and Sands Brothers agreed to reduce its warrant ownership from 1,050,000 warrants to 100,000 warrants, each with an exercise price of $3.67 per share, and from 2,400,000 warrants with an exercise price of $15.13 per share to 100,000 warrants with an exercise price of $11.00 per share. As of the date of settlement, the Company valued the warrants initially issued to Sands Brothers at an aggregate of $10,137,000 and valued the warrants that Sands Brothers retained at an aggregate of $706,593. The warrants
were valued using the Black-Scholes option pricing model.   The Company did not
recognize a charge to operations as a result of the changes to the original warrants issue as the initial warrant valuation was greater than the
restructured warrant valuation.   The Company and Sands Brothers have granted
each other mutual releases and Sands Brothers' ongoing relationship as the Company's placement agent was terminated as of May 31, 2001. The Company has granted Sands Brothers certain registration rights pursuant to the resale of the shares of common stock underlying the newly issued warrants.

     On October 16, 2001, Sands Brothers was issued 500,000 three-year warrants with an exercise price of $1.50 per share in consideration of the deferment of the convertible note maturity date (see Note 6).

     On May 10, 2001, the Company signed a new agreement with Focus Tech that supersedes all the previous agreements, in which the number of warrants granted to the consultant will be lowered from 250,000 with exercise prices of $10.1531 per share and 100,000 with exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share. The Company did not recognize a compensation expense in connection with the new agreement, as the value ascribed to the warrants was greater than the value realized as compensation expense for the original warrant issue.

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

     On February 9, 2001, the Company granted an employee of the Company 17,320 options at an exercise price of $0.01 per share. These options vested immediately and expire on February 9, 2005. In connection with the issuance, the Company recorded compensation expense of $105,000 and an increase to additional paid-in capital, representing intrinsic value ascribed to issuance. On the same day, the Company granted an employee 100,000 options at an exercise price of $6.06 per share. These options vest upon the employee achieving certain defined goals. In connection with the issuance, the Company recorded compensation expense and an increase to additional paid-in capital, representing the fair value of the issuance that is amortized over the vesting period. The grant of the 100,000 options will be re-valued at each quarter, until fully vested.

     On May 2, 2001, The Company granted a consultant 20,000 options at an exercise price of $5.15 per share. These options vest over the next 12 months and expire within 24 months. These options vest over the next 12 months and expire within 21 months. In connection with the issuance, the Company recorded compensation expense of $10,632 in the second quarter of 2001 and $13,576 in the third quarter of 2001, and an increase to additional paid-in capital, representing the fair value of the issuance that is amortized over the vesting period. The grant will be re-valued at each quarter until fully vested.

     On June 4, 2001, the Company granted an employee of the Company 8,278 options at an exercise price of $0.01 per share. These options vest on September 4, 2001, and expire on September 4, 2002. In connection with the issuance, the Company recorded compensation expense of $6,000, representing intrinsic value.

     The Company estimated the fair value of each stock option at the measurement date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2001; no dividend yield for any period; expected lives of 1 to 5 years; expected volatility of 80%; weighted average risk-free interest rates of 4.5%.

NOTE 8.  SUBSEQUENT EVENTS

     On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that, pursuant to the terms of a placement agreement, it was entitled to finder's fees in connection with an August 2000 financing. In May 2001, the Company agreed that Clearview was entitled to receive a placement fee of $600,000 and two warrants valued at $750,000. However, pursuant to a Stipulation of Settlement dated May 29, 2001, Clearview agreed to reduce its placement fee and accept in lieu thereof a warrant to purchase 120,000 shares of the Company, which warrant had an exercise price of $0.01 and was exercisable from May 29, 2001 to May 29, 2004. The reduced warrant was valued at $600,000, based upon the intrinsic value of the Company's common stock ($5.00 per share). Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit, as the transaction was recorded as a debit to cost of finance and a credit to additional paid in capital. On August 11, 2001, the warrants were exercised into shares of the Company.

     On August 13, 2001 the Company entered into a common stock purchase agreement (the "Purchase Agreement") with Gleneagles Fund Company ("Gleneagles") as amended on August 16, 2001 for a maximum of $30 million in equity financing over a 30-month period. The Purchase Agreement was intended to operate in a manner similar to a line of credit, allowing the Company to draw upon funds periodically, when and if desired, which draw-down rights were restricted by certain provisions such as an aggregate volume limit of 9,200,000 common shares and minimum floor price of $4.00 per share provided that the Company may reduce the minimum floor price to $1.00 per share. The market price of the Company's common stock was $1.40 on the date we signed the amended agreement, August 16, 2001.

     Pursuant to the amended and restated Purchase Agreement, on September 7, 2001, the Company sold 714,286 shares of common stock ("Initial Shares") to Gleneagles for the aggregate purchase price of $1,000,000, corresponding to an initial purchase price of $1.40 per common share of the Company, less $10,000 cost of financing. The market price of the Company's common stock was $1.40 on the date we sold the Initial Shares.

     If (i) the Adjusted Share Amount (as defined in the Adjustment Warrant) on five or more consecutive trading days during the Pricing Period (as defined in the Adjustment Warrant) is equal to zero or (ii) Initial Shares are not available for resale by the 120/th/ calendar day following August 16, 2001, Gleneagles may at any time following either such event require the Company to repurchase all or a portion of Initial Shares for cash at a per share price equal to the greatest of (a) 115% of $1.40, (2) the daily volume weighted average price of the Company's common stock on the Nasdaq National Market on December 15, 2001, or (3) the daily volume weighted average price of the Company's common stock on the Nasdaq National Market on the trading day prior to the date on which Gleneagles delivers a repurchase notice to the Company. Accordingly, the Company recorded $1,150,000 for the contingent redemption value of these common shares with a corresponding reduction in additional paid in capital at September 30, 2001.

     The Company also issued an Adjustment Warrant to Gleneagles. Gleneagles can exercise the Adjustment Warrant for the number of common shares of the Company determined by subtracting the number of Initial Shares from the sum of Adjusted Share Amounts (as defined in the Adjustment Warrant) for each trading day during a Pricing Period. If the Company fails to deliver to Gleneagles the Adjustment Shares (as defined in the Adjustment Warrant) within 10 trading days of a notice, Gleneagles may require the Company to repurchase the Adjustment Shares for cash at a per share price equal to the greater of the (i) 115% of the daily volume weighted average price on the day prior to the date a notice is delivered and (ii) 115% of the daily volume weighted average price on the trading day on which Adjustment Shares were required to be delivered to Gleneagles. Also if the Company fails to have a registration statement covering the sale of the common shares declared effective by December 15,2001, Gleneagles may require the company to repurchase the Adjustment Shares at a price equal to the greater of (i) 115% of the daily volume weighted average price on the day prior to the date the notice is delivered and (ii) 115% of the average of the daily volume weighted average prices for each trading day of the Pricing Period. At September 30, 2001, there were no contingently issuable Adjustment Shares.

     Pursuant to the Adjustment Warrant and the Gleneagle Warrant (as defined below), the number of shares of the Company's common stock that may be acquired by Gleneagles upon the exercise of the Adjustment Warrant shall not exceed a number that, when added to the total number of shares of common stock deemed beneficially owned by Gleneagles (other than by virtue of the ownership of securities or rights to acquire securities), together with all shares of common stock deemed beneficially owned by Gleneagles would exceed 9.99% of the total issued and outstanding shares of the Company's common stock.

     As an inducement to enter into the Purchase Agreement, Gleneagles also received 52,000 common stock purchase warrants, which warrants have an exercise price of $3.32 per share and may be exercised until August 13, 2006 (the "Gleneagle Warrant"). The fair value ascribed to the Gleneagle Warrants for accounting purposes was $85,087 based on the Black-Scholes option-pricing model and was recorded as a deferred asset with a corresponding increase to additional paid in capital at September 30, 2001. The deferred asset will be amortized to interest expense over a 30-month period.

     The exercise price and the number of shares that are issuable upon the exercise of the Warrant are subject to certain standard anti-dilution adjustments.

     The Company does not believe its agreements with Gleneagle have triggered any material anti-dilution provisions or mandatory repayment provisions in its outstanding securities or loans. On November 15, 2001, the Company terminated the purchase agreement with Gleneagles. (Note 8).

     On September 10, 2001, the Company signed an investment banking agreement with Griffin Securities, Inc. ("Griffin"). Pursuant to the agreement, Griffin received a grant of 100,000 common stock purchase warrants in exchange for general financial advisory services, including merger and acquisitions, and investment banking services on a non-exclusive basis. The non-forfeitable warrants are exercisable until September 10, 2004, at an exercise price of $1.50 per share. The fair value ascribed to the 100,000 warrants for accounting purposes was $45,000 based on the Black-Scholes option-pricing model and was recorded as a general and administrative expense with a corresponding increase to additional paid in capital for the three month period ended September 30, 2001.

     On September 10, 2001, the Company signed agreements with certain of the Company's vendors to issue 564,886 shares of the Company in return for their forbearance of $469,000 in payables for service rendered. In connection with this issuance, the Company recorded a charge to operations of $101,535 for the three months ended September 30, 2001, representing the excess of the fair value of the shares over the payables based on a stock price of $1.01 on the agreement date.

     On September 17, 2001, the Company issued 300,000 common shares to George Carhart as payment for advisory services related to business development strategies that are to be rendered over a period of one year. The fair value of common stock issued was $279,000 based on a closing price of $0.93 on the date of the issuance.

     On August 23, 2000 and September 19, 2000, the Company entered into common stock investment agreements (the "Investment Agreement") with Halifax Fund LP ("Halifax") and sold 492,459 shares of common stock ("Initial Shares") for $5 million cash under each of the two transactions. Pursuant to the two Investment Agreements agreements, the Company issued (1) five-year warrants to purchase 393,868 shares of common stock at an initial exercise price of $14.67 per share (the "Initial Warrants"), (2) Adjustment Warrants and (3) one-year warrants to purchase 492,458 shares of common stock at an initial exercise price of $10.15 per share ("Optional Warrants). Additionally, the Purchase Agreement provided that Halifax may be entitled to receive additional shares of common stock ("Anti-Dilution Shares") from the Company within 10 business days if during the most favored nation ("MFN") period (with respect to the Initial Shares, the period commencing on the closing date and ending on the second anniversary of the closing date; with respect to the Optional Warrants, the period commencing on the date Halifax receives such shares and ending on the second anniversary of that date) the Company issues common stock at a price lower than per share selling price Halifax paid, which is $10.15, or at a discount from the fair value greater than 10%. During the third quarter of 2001, pursuant to the Most Favored Nation (MFN) terms the Company incurred a liability of 4,717,635 common shares of the Company to Halifax which was subsequently renegotiated in the fourth quarter.

     During September 2001, the Company issued 340,489 and 409,511 shares to Winnburn and Epicenter, respectively, that was recorded as interest expense of $1,275,000, representing the fair market value of the common stock issued. During 2000, Winnburn and Epicenter were granted the same terms as Halifax with respect to the issuance of Anti-Dilution Shares.

     On October 1, 2001, the Company and Halifax entered into an Exchange Agreement whereby in exchange for (1) the cancellation of the issuable and prospectively issuable Anti-Dilution Shares and (2) the cancellation of the 393,968 Initial Warrants, the Company issued (1) 1,120,723 common shares, (2) a $5 million 5% Senior Secured Convertible Debenture ("Senior Debenture") due October 1, 2006 and convertible at $6.00 per share with an effective conversion rate of $3.13 per share, and (3) the Optional Debenture Warrant entitling Halifax to purchase, until October 8, 2002, a 5% Senior Secured Convertible debenture of up to $5 million, with the same term and conversion rate as the Senior Debenture.

     The Senior Debenture is secured by a first priority lien on all of the assets of the Company and of its subsidiaries pursuant to the terms of that certain security agreement between the Company and Halifax dated as of October 1, 2001. The Senior Debenture bears interest at a rate of 5% per annum, compounded semi-annually, payable in arrears on the last day of March and September of each year and on the maturity date, October 1, 2006. The Senior Debenture also provides that the number of shares of the Company's common stock that may be acquired upon conversion of the Senior Debenture shall not exceed a number that, when added to the total number of shares of the Company's common stock deemed beneficially owned by Halifax together with all shares of common stock deemed beneficially owned at such time by Halifax's affiliates, would exceed 9.99% of the total issued and outstanding shares of the Company's common stock.

     Until such time as the Senior Debenture is retired in full, the Company has agreed that the Company or any of its subsidiaries will not (i) create, incur, assume, guarantee, secure or in any manner become liable in respect to additional indebtedness unless such indebtedness is expressly subordinated to the Senior Debenture and has a maturity date that is later than October 1, 2006 or (ii) create, incur or permit to exist any security interest, lien or other encumbrance on or with respect to any assets of the Company or any of its subsidiaries other than certain permitted liens. Halifax, however, expressly stated in the Exchange Agreement that the Senior Debenture would be pari passu with the Sands Brothers indebtedness.

     In the event a "change in control transaction" occurs, Halifax, at its sole option, has the right to force the Company to redeem the Senior Debenture at a redemption price equal to 115% of the outstanding principal amount of the Senior Debenture plus all accrued but unpaid interest and default and delay payments. In such event, Halifax may cause the redemption of the Senior Debenture at any time after a public announcement of a pending change in control transaction and up to ten days after the effective date of the change in control transaction. Pursuant to the terms of the Senior Debenture, a "change in control transaction" means any transaction pursuant to which (i) the Company sells, leases, transfers, conveys or otherwise disposes of, in one or more related transactions, all or substantially all of its assets to any person or entity other than existing stockholders and their affiliates,
(ii) any person or group, together with its affiliates and associates is deemed to be a beneficial owner in excess of 50% of the Company's voting power, or
(iii) there is a replacement of more than one-half of the members of the Company's board of directors which is not approved by those individuals who are members of the Company's board of directors on the dated thereof.

     In the fourth quarter, the Senior Debenture was recorded at $ 2,610,870 representing the sum of fair values of 3,596,912 issuable Anti-Dilution Shares based on a stock price of $0.72 and 393,968 Initial Warrants based on Black-Scholes option-pricing model resulting in a debt discount of $2,389,130 which will be amortized over the term of the debt. The issuance of 1,120,723 common shares was recorded as an increase to par value of common stock with a corresponding charge to additional paid in capital. Since the effective conversion rate of the Senior Debenture was higher than the conversion price, no value was ascribed to beneficial conversion feature.

     On October 19, 2001, the Company entered into a Debenture Purchase Agreement with DeAM Convertible Arbitrage Fund Ltd. ("DeAM"). Pursuant to the agreement, the Company issued DeAM a 5% Convertible Debenture due October 1, 2006 in the aggregate principal amount of $1,000,000 and 458,113 common stock purchase warrants (the "DeAM Warrant") in exchange for $1,000,000. If prior to the earlier of (i) five trading days following the date on which a registration statement is declared effective by the Securities and Exchange Commission with respect to the common stock underlying the debentures issued pursuant to the Debenture Purchase Agreement or the DeAM Warrant and (ii) January 22, 2002, the Company obtains written binding commitments from one or purchasers, who are not related to or affiliated with the Company or DeAM, to purchase debentures in an aggregate principal amount of not less than $2,000,000 on substantially the same terms as the 5% convertible debentures, the Company has the right to sell and issue to DeAM an additional $2,000,000 of the 5% convertible debentures.

     The 5% convertible debenture bears interest at a rate of 5% per annum, payable in arrears on the last day of March and September of each year. Interest on the 5% convertible debenture is payable, at the Company's option, in cash or by delivering registered shares of common stock with a market value that is approximately 105% of the interest payment amount.

     At any time and from time to time the holder of the 5% convertible debenture has the right to convert the debenture, in whole or in part, into shares of common stock at a rate of $0.8513 per share with effective conversion rate of $0.72 per share. If the volume weighted average trading price of the Company's common stock for twenty consecutive trading days is greater than 200% of the then effective conversion price, the Company has the right to compel the holders of the 5% convertible debentures to convert their debentures into common stock. DeAM shall, in the aggregate, be entitled to convert its convertible securities into shares of the Company's common stock equal to 19.99% of the Company's common stock issued and outstanding on October 19, 2001. In the event that DeAM, has reached this 19.9% cap, it may require the Company to redeem its remaining debentures at a price as set forth in the Debenture Purchase Agreement.

     In the event of a "change in control transaction," the Company may be required by DeAM to redeem the 5% convertible debenture upon the same terms and under the same conditions as it may be required to redeem the Halifax Senior Debenture.

     Until such time as the 5% convertible debenture is retired in full, the Company has agreed that neither it nor any of its subsidiaries would create, incur, assume, guarantee, secure or in any manner become liable in respect of any indebtedness or suffer to exist any indebtedness other than indebtedness that is expressly subordinated to the 5% convertible debenture pursuant to a subordination agreement reasonably acceptable to DeAM. The Company has secured a waiver from DeAM in connection with the execution of the Company's Loan Agreement with Tech (as defined below).

     The 458,113 common stock purchase warrants issued to DeAM are exercisable at any time, and from time to time, in whole or in part, prior to October 19, 2006. The exercise price of the warrants is $0.8513 per share.

     Proceeds from the sale of the 5% convertible debenture and the warrants are allocated between the 5% convertible debenture and the warrants based on their relative fair values as required by the Accounting Principles Board Opinion No.
14. The value ascribed to the five-year warrants based on the Black-Scholes option-pricing model was $151,798, which will be recorded as a debt discount with a corresponding addition to paid in capital and will be amortized as a component of interest expense over the term of the debenture. As the effective conversion rate of the debenture of $0.72 per share was higher than the closing price of $0.64 per share, no value was ascribed to beneficial conversion feature.

     In October 2001, the Company settled the litigation pending with Challis International Limited ("Challis"). Constellation Tech was deemed to be economically liable to Williams de Broe PLC, a third party beneficiary to the settlement. Pursuant to the terms of the settlement agreement, the parties have dropped all claims against each other and have executed mutual releases in exchange for the transfer of one million unregistered shares of the Company common stock owned by Constellation Tech to Williams de Broe PLC. As part of this settlement Constellation Tech, the Company's majority shareholder, has agreed to transfer one million unregistered common shares from the Company to Williams de Broe PLC. The Company transferred the shares to Williams de Broe PLC, and Constellation Tech currently owes the Company 1,000,000 shares of common stock.

     On October 25, 2001, the Company entered into a contract to sell a majority interest in the assets of its Velor subsidiary. Velor agreed to sell all information, documents, and other things that relate to solid-state memory media technology, which items the Company does not believe are important to the research or development of its core technologies and products. The contract requires the transaction to close by December 31, 2001. Upon closing the Company would receive $1 million in proceeds and a $3 million debenture subject to certain prepayment discounts.

     The Company has continued to focus on developing strategic alliances, joint ventures and licensing agreements with established companies in the data storage industry. In addition to discussions with a number of potential strategic partners, joint venture partners and licensees, on July 13, 2001 the Company entered into a non-binding co-development agreement with Warner Advanced Manufacturing Operations ("WAMO"), a business unit of AOL Time Warner, with respect to the co-development of read only memory fluorescent multi-layer media. The Company has also entered into a letter of intent, dated July 17, 2001, with Profilo Telr@ ("Profilo") with respect to the co-development of devices that incorporate the Company's FMD Technologies. The Company believes that WAMO is one of the leading worldwide manufacturers of compact/digital video discs and Profilo is one of Europe's largest consumer electronics manufacturing companies. Since the signing of the non-binding co-development agreement and the letter of intent, the Company has undertaken certain co-development efforts with WAMO and Profilo, including the identification of certain technology modifications that will be required to develop a cost effective product for commercial use. Although the co-development agreement and the letter of intent provide each party to the agreement a high degree of latitude to effectively discontinue collaborative efforts, and although the co-development agreement and the letter of intent do not definitely address certain material issues, the Company believes its ability to attract the attention, although arguably limited, of WAMO and Profilo is important. The Company can not assure investors that its relationship with WAMO and Profilo will continue or progress or, if it terminates, that the Company will be able to attract the attention of another leading developer and/or licensee of removable data storage products and/or technology. The Company believes its relationship with any strategic partner, joint venture partner or licensee, will be very important to our long term success. Even if the Company is successful at initiating relationships with established data storage companies, there can be no assurance that such relationships will ever materialize into or be significant sources of revenue or profitability. The Company also faces the risk that it may choose the wrong strategic partner, joint venture partner or licensing customer and be precluded by contract or otherwise from working with a partner that becomes a successful market participant.

GLENEAGLES TRANSACTION

     On October 31, 2001, the Company filed a request for withdrawal of the registration statement filed in connection with the equity line agreement signed with Gleneagles on August 13, 2001 as amended on August 16, 2001.

     On November 15, 2001, the Company entered into an agreement to terminate the Purchase Agreement with Gleneagles. Pursuant to the terms of the termination agreement, Gleneagles shall retain the 714,286 shares of common stock comprising the Initial Shares, the warrant to purchase 52,000 shares of common stock, an amended

Adjustment Warrant, and certain registration rights with respect to the Initial Shares and the shares underlying the warrants.

     The Amended Adjustment Warrant, dated November 15, 2001, amended the terms of the Adjustment Warrant and Gleneagle's rights to require the Company to repurchase the Initial Shares.

     The Adjustment Warrant, as amended on November 15,2001, provides for the purchase of shares of common stock (the "Adjustment Shares") at an exercise price of $0.00 per share. The number of shares for which the Adjustment Warrant will be exercisable will depend primarily on our common stock price. Pursuant to the terms of the Adjustment Warrant, during the Notice Period (defined below), Gleneagles has the right, from time to time, to price up to $1,000,00 of Adjustment Shares, which shares are priced at a six percent discount to the daily weighted volume average price of the common stock on the Nasdaq National Market. The Notice Period is defined to be from August 16, 2001 until the sooner of December 14, 2001 or the Adjustment Shares are registered for sale pursuant to an effective registration statement. Thereafter, during the Pricing Period (the "Pricing Period"), Adjustment Shares are priced pursuant to a schedule until the aggregate amount of priced Adjustment Shares is $1,000,000. From the end of the Pricing Period until August 20, 2006, Gleneagles has the right at any time to exercise the Adjustment Warrant, in whole or in part, to purchase such number of "priced" shares of common stock that aggregate to approximately $1,000,000. Notwithstanding the foregoing, Gleneagles may not exercise the Adjustment Warrant to acquire more than the lesser of: (i) 8,485,714 shares of common stock; and (ii) 9.99% of the Company's issued and outstanding common stock. As of December 13, 2001, Gleneagles has priced 200,000 shares at $.7533 per share.

     The Adjustment Warrant further provides that if the Company fails to deliver to Gleneagles the Adjustment Shares within 10 trading days of an exercise notice, Gleneagles may require the Company to repurchase the Adjustment Shares for cash at a per share price equal to the greater of: (i) 115% of the volume weighted average price on the day prior to the date a repurchase notice is delivered; and (ii) 115% of the volume weighted average price on the trading day on which Adjustment Shares were required to be delivered to Gleneagles.

     The Adjustment Warrant also provides that if the Company fails to have a registration statement covering the sale of the Adjustment Shares declared effective by December 15, 2001, Gleneagles may require the Company to repurchase the Adjustment Warrant for cash. The Adjustment Warrant repurchase price is the product of the number of Adjustment Shares and the greater of (i) 115% of the volume weighted average price on the day prior to the date the repurchase notice is delivered and (ii) 115% of the average of the daily volume weighted average prices for each trading day of the Pricing Period.

     The number of shares into which the Adjustment Warrant is exercisable is subject to adjustment to reflect any stock split, reverse stock split, stock dividend, recapitalization or similar event so that the holder of the warrant receives the same economically equivalent value of shares, as it would in the absence of such event. The number of shares the holder of the Adjustment Warrant will receive is also subject to adjustment if we merge into or consolidate with another entity or transfer all or substantially all, of our assets to another entity.

     At December 7, 2001, the Company has 375,451 contingently issuable Adjustment Shares.

     Pursuant to the terms of the Adjustment Warrant, if (i) the trading volume on five or more consecutive trading days during the Pricing Period is equal to zero or (ii) Initial Shares are not available for resale by December 15, 2001 pursuant to an effective registration rights agreement, Gleneagles may at any time following either such event require the Company to repurchase all of the Initial Shares for cash at a price equal to the difference between $1,150,000 and the lesser of: (i) 1,000,000; and (ii) the aggregate dollar value of shares priced pursuant to the Adjustment Warrant.

     The Company has granted Gleneagles certain resale registration rights.

LOAN AGREEMENT WITH CONSTELLATION 3D TECHNOLOGY

     On November 17, 2001, the Company entered into financing arrangements with Constellation 3D Technology Ltd. ("Tech") and TIC Target Invest Consulting, LLC ("TIC") for the investment of up to $20 million into C3D, $15 million of which, subject to certain closing conditions, is required to be funded by approximately December 28, 2001. TIC is a leading international technology investor registered in St. Kitts & Nevis with offices at Churer Strasse 35, CH-9470 Buchs, SG, Switzerland that focuses on long term venture capital investments. TIC's managing member is Mr. Andre Khayyam who is a citizen of Austria.

     As of November 17, 2001, the Company entered into a loan agreement (the "Company Loan Agreement") and an option agreement (the "Option Agreement") with Tech, Tech entered into a loan agreement (the "TIC Loan Agreement") and security agreement (the "Security Agreement") with TIC, and the Company, Tech and TIC entered into Assignment Agreement (the "Assignment Agreement") and a Security Holders Agreement (the "Security Holders Agreement").

     Pursuant to the Company Loan Agreement and the Option Agreement, Tech is required to loan the Company (the "Company Loan") $15 million by approximately December 28, 2001, subject to certain conditions including the funding of the TIC Loan (described below). Tech also has the right to lend the Company up to an additional $5 million at any time prior to November 16, 2002. The Note (the "Note") issued pursuant to the Company Loan Agreement will bear interest at a rate of 8% per annum, which interest compounds annually and is payable upon the conversion or maturity of the Note. To secure its performance under the Company Loan Agreement, the Company has agreed to give Tech a $1,250,000 security deposit for a period of eighteen months.

     Pursuant to the Option Agreement, if Tech retains ownership of the Option Agreement, on November 19, 2002 the unpaid principal and accrued interest amount of the Note shall be converted into shares of C3D common stock at a conversion rate of $0.646 per share (the "Note Conversion Rate"). If Tech assigns the Option Agreement to TIC or another party, the holder of the Note shall, from the 45th business day after the initial funding, have the right to, and, as of November 19, 2002, be required to convert the unpaid principal and interest amount of the Note into shares of C3D common stock at the Note Conversion Rate.

     The Company projects that, in connection with a $15 million loan, it will receive proceeds of approximately $13.7 million, net of investment banking, legal and other fees and expenses.

     Pursuant to the TIC Loan Agreement, TIC is required to loan Tech $15 million by approximately December 28, 2001, subject to certain conditions (the "TIC Loan"). TIC also has the right to lend Tech up to an additional $5 million at any time prior to November 17, 2002, which funds are required to be used to further fund the Company Loan. The TIC Loan will bear interest at a rate of 8% per annum, which interest compounds annually and is payable upon the maturity of the TIC Loan on October 1, 2006. To secure the performance of its obligations under the TIC Loan, Tech has granted TIC a security interest in the Company Loan Agreement and the Option Agreement.

     In order to further induce TIC to enter into the TIC Loan Agreement, Tech assigned all of its beneficial interests in C3D, 26,089,283 shares of common stock (the "Designated Securities"), to TIC pursuant to the Assignment Agreement. The Assignment Agreement provides that TIC may make economic use of the Designated Securities, but may not sell, assign or otherwise transfer ownership of such Designated Securities to anyone other than Tech. In addition, pursuant to the Assignment Agreement, TIC granted Tech an irrevocable proxy to vote the Designated Securities in Tech's discretion.

     The Assignment Agreement further provides that TIC shall, after January 18, 2002, have the right to, and, as of November 18, 2002, have the obligation to transfer the Designated Securities back to Tech (the "Reassignment"). If and when the Designated Securities are transferred by TIC to Tech: (i) Tech shall transfer and assign to TIC the Company Loan and all related agreements, rights, benefits, obligations, liabilities and indemnities of Tech and the Option Agreement; and (ii) the TIC Loan shall be cancelled and Tech shall be released from all liabilities under the loan.

     If TIC fails to assign the Designated Securities back to Tech, the Assignment Agreement provides that the TIC Loan shall be cancelled and TIC will pay Tech a cash sum that approximates, as of November 18, 2002, the market value of the number of shares that constitutes the difference between the: (i) the Designated Securities; and (ii) the shares then issuable upon conversion of the Note.

     In connection with the TIC Loan Agreement, the Company granted TIC certain registration rights with respect to the Designated Securities and shares issuable upon conversion of the Note.

     The Security Holders Agreement contains a number of agreements between the Company, Tech and TIC relating to the future governance of the Company, the future sale of C3D common stock and certain corporate actions of the Company. The Security Holders Agreement becomes effective upon a funding pursuant to the TIC Loan Agreement.

     With respect to corporate governance, Tech agreed to vote all of its capital stock of the Company and the Company agreed to take all such action as may be necessary to: (i) maintain seven directors on C3D's Board of Directors; and (ii) elect and appoint two representatives designated by TIC to the Company Board of Directors. Similarly, TIC agreed to vote all of its capital stock of the Company and the Company agreed to take all such action as may be necessary to: elect and appoint two representatives designated by Tech to the Company Board of Directors. With respect to future sales of common stock, TIC and Tech granted each other co-sale rights with respect to certain transfers of the Company common stock.

     With respect to corporate actions, until the first anniversary of the conversion of the Note pursuant to the Option Agreement, the Company has agreed not to, without the prior consent of a majority of the independent directors of the Company, undertake the following:

     .    issue any series of preferred stock;

     . sell, transfer, assign, lease, convey or liquidate or otherwise dispose of encumber all or substantially all of its assets;

     .    consolidate or merge with or into any other person;

     .    redeem or repurchase any shares of common stock;

     . invest in any person not engaged in a business related to the business of the Company;

     . issue any shares of common stock or capital stock at a price less than 80% of its market price; or

     . enter into any transaction with an affiliate on non-arms length terms and conditions.

     The Security Holders Agreement defines an independent director to be a director who is neither an employee or officer of the Company, affiliate or director of TIC or Tech, nor a stockholder of TIC or Tech.

     The Security Holders Agreement provides that the co-sale rights and the voting rights shall terminate when either TIC or Tech beneficially own less than 10% of the outstanding common stock of the Company. The Security Holders Agreement further provides that the entire agreement shall terminate on the later to occur of: (i) November

18, 2002; and (ii) the date TIC and its affiliates own less than 10% of the outstanding common stock of the Company.

     Historically, Tech has had voting control of the Company. Tech has generally had the ability to direct the election of all of our directors and, directly or indirectly, generally direct C3D's affairs. If TIC either: (i) acquires the Note and converts it into common stock; or fails to assign the Designated Shares back to Tech by November 18, 2002, Tech shall cease to own an absolute majority of the outstanding common stock of the Company. Accordingly, the Company may undergo a change in control and a new person or group of persons may be able to, directly or indirectly, direct the election of a majority of the Company's directors and direct the affairs of C3D.

     Pursuant to a letter agreement, dated October 25, 2001, the Company engaged Rutkowski & Partner ("Rutkowski") to act as a non-exclusive finder with respect to the TIC Loan Agreement. Pursuant to the letter agreement, the Company agreed to: (i) pay Rutkowski 8% of the investment funds received; and (ii) issue Rutkowski 80,000 warrants per each $1 million of investment funds received. The warrant shall be exercisable for a period of three years and have an exercise price equal to the volume weighted average price of the Company's common stock for the 20 days preceding issuance.

     The Company entered into a Securities Purchase Agreement with Latham & Watkins dated as of November 19, 2001. Pursuant to the Securities Purchase Agreement, the Company issued to Latham & Watkins, one of the Company's trade creditors, 150,877 shares of common stock in full satisfaction of a $105,137 obligation owed to them through November 19, 2001.

     The Company entered into a Securities Purchase Agreement with Blank Rome Comisky & McCauley, another trade creditor of the Company, dated as of November 19, 2001. Pursuant to the Securities Purchase Agreement, the Company has agreed to issue Blank Rome 717,525 warrants in full satisfaction of a $500,000 debt owed to them through November 19, 2001. The warrant is issuable five days after a registration statement covering the resale of the shares of common stock underlying the warrant is declared effective. The warrants may be exercised in whole or in part, will have an exercise price of $0.001 per share and will be exercisable for ten years.

     On November 19, 2001, the Company entered into a Settlement and Release Agreement with Focus Partners LLC, another trade creditor of the Company. Pursuant to the Settlement and Release Agreement, the Company issued a warrant to purchase 57,405 warrant shares of common stock to Focus Partners LLC in full satisfaction of a $40,000 debt owed to them as of November 30, 2001. Focus Partners LLC also agreed to a full and final release of all matters between them as of November 30, 2001. The warrant is exercisable at anytime, in whole, but not in part, and has an exercise price of $0.0001 per share. The warrant expires on December 1, 2004. The Company has granted Focus Partners certain registration rights.

     On November 30, 2001, the Company entered into a Settlement and Release Agreement with Plasmon PLC, another trade creditor of the Company. Pursuant to the Settlement and Release Agreement, the Company issued 280,000 shares of common stock of the Company to Plasmon PLC in full satisfaction of a $250,000 debt owed to them. Plasmon PLC also agreed to a full and final release of all matters between them. The Company has granted to Plasmon PLC certain registration rights.

     Unless indicated otherwise, the purpose of each of the foregoing sales was to raise additional capital for the Company and each of the foregoing sales was to a person who is not affiliated with the Company. Except as more specifically described, the sale and issuance of the foregoing securities were believed to be exempt from registration under the Securities Act by virtue of Section 4 (2) thereof and Regulation D as transactions not involving any public offering. The recipients represented their status as accredited investors at the time of subscription and their intention to acquire securities for investment purposes only and not with a view to distribution thereof. Appropriate legends were affixed to stock, warrant and debenture certificates issued in such transactions and all recipients had adequate access to information about the Company.

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

Overview

     Constellation 3D, Inc. ("C3D" or the "Company"), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United States, Israel, the Ukraine and Russia, the Company researches and develops its proprietary technology ("Fluorescent Memory" or "Fluorescent Memory Technology")

     The Company must raise additional funds as a result of the planned significant increase in its operating expenditures. The Company does not expect to receive revenues for the foreseeable future and expects to continue to incur operating losses. The Company is currently exploring additional financing alternatives, including the possibility of private equity or debt offerings.

     Although as of June 30, 2001, the Company's existing debt securities contained no such restrictions, the signing of future financing agreements could result in restrictions being placed on dividends, interest and principal payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available or, if it is, that it will be available on terms acceptable to the Company.

     On January 2, 2001, the Company agreed to acquire certain fixed assets of its former Ukrainian subcontractor, Ladis Ltd., for cash consideration of approximately $30,000. Since that date, C3D has continued to conduct its Ukrainian operations using the equipment and other assets acquired from the former subcontractor.

     On January 29, 2001, the Company formed Velor Incorporated ("Velor"), a Delaware corporation headquartered in Massachusetts that is 100% owned by the Company. Since incorporation, Velor has had no operations. Velor intended to engage in the business of researching and developing solid-state memory products. On October 25, 2001, the Company entered into a contract to sell a majority interest in the assets of its Velor subsidiary. Velor agreed to sell all information, documents, and other things that relate to solid-state memory media technology, which items the Company does not believe are important to the research or development of its core technologies and products. The contract requires the transaction to close by December 31, 2001. Upon closing the Company would receive $1 million in proceeds and a $3 million debenture subject to certain prepayment discounts.

     On January 30, 2001, at the annual meeting of stockholders of the Company, the stockholders approved the re-domicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly-created wholly-owned subsidiary Constellation 3D, Inc., a Delaware corporation. On February 6, 2001, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the re-domicile of the Company to the State of Delaware.

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

     In May 10, 2001, the Company entered into a consulting agreement with Focus Tech Investments, Inc. ("Focus Tech") that superseded the previous agreement. Focus Tech provides the Company consulting services with respect to its interaction with and participation in the public financial community and securities industry. Pursuant to the new agreement, the number of warrants granted to Focus Tech will decrease from 250,000 with an exercise prices of $10.1531 per share and 100,000 with an exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share.

     On May 29, 2001, the Company signed a Settlement with Clearview Capital
(UK) Ltd. ("Clearview"), pursuant to which Clearview received warrants to purchase 120,000 common shares of the Company at an exercise price of $0.01. See a more detailed description of this transaction in Part II of this report.

     On May 31, 2001, the Company entered into the Settlement and Release Agreement with Sands Brothers & Co., Ltd. ("Sands"), Pursuant to which the Company agreed to an early repayment of the $4 million convertible note in the event that the Company receives $9 million in financing, and Sands agreed to reduce its warrants coverage from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11 per share. See Note (6) to the Financial Statements.

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

     Interest Expense, net. The Company recorded net interest expense of $4,276,811 for the six months ended June 30, 2001, compared with $1,590,260 for the six months ended June 30, 2000, for an increase of $2,686,551, or approximately 169%. The interest expense included $1,521,124 for the amortization of the financing discount and $2,642,000 related to the issuance of anti-dilutive common stock to previously converted debt holders for the six months ended June 30, 2001, compared to $692,604 for the six months ended June 30, 2000. The Company recorded no expenses for the beneficial conversion feature for the six months ended June 30, 2001, compared to an expense of $120,000 for the beneficial conversion feature on a subordinated convertible debt issued during the six months ended June 30, 2000. The Company did not incur interest expenses related to commissions charged on debt financings issued during the six months ended June 30, 2001, compared with interest expenses of $500,000 related to commissions charged on the subordinated convertible debt issued during the six months ended June 30, 2000. Interest expenses relating to bank overdrafts, shareholder's loans, convertible line of credit, and subordinated convertible debt amounted to $245,018 for the six months ended June 30, 2001, compared to $296,885 for the six months ended June 30, 2000. Interest revenue was generated through short-term deposits and amounted to $148,462 during the six months ended June 30, 2001, compared to $19,229 for the six months ended June 30, 2000. The increase in interest revenue was due to the higher cash balances held by the Company for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

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

     Interest Expense, net. The Company recorded net interest expense of $3,489,793 for the three months ended June 30, 2001, compared with $828,578 for the three months ended June 30, 2000, for an increase of $2,661,215, or approximately 321%. Interest expense included $764,763 for the amortization of the financing discount and $2,642,000 related to the issuance of anti-dilutive common stock to previously converted debt holders for the three months ended June 30, 2001, associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, compared to $643,132 for the three months ended June 30, 2000.

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

     Net cash used in operating activities was $6,136,509 for the six months ended June 30, 2001, including a net loss of $11,577,899, an increase in prepaid and other of $116,238, and a decrease in payables of $42,831. This compares with net cash used in operating activities of $4,401,204 for the six months ended June 30, 2000, including a net loss of $10,018,960, an increase in prepaid and other of $46,280, and an increase in payables of $243,453. For the six months ended June 30, 2001, the Company recorded non-cash expenses of $1,309,000 relating to the issuance of stock options to employee and non-employee consultants, $1,521,124 for the amortization of a discount from the issuance of detachable warrants in connection with past financings and 2,642,000 related to the issuance of anti-dilutive common stock to previously converted debt holders. This compares with a charge of $120,000 for the beneficial conversion feature on a convertible debt, a non-cash expenses of $4,293,000 relating to the issuance of stock options to employee and non-employee consultants, and $692,604 for the amortization of a discount from the issuance of detachable warrants in connection with past financings for the six months ended June 30, 2000. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements for the foreseeable future.

     The Company incurred net capital expenditures of $279,046 for the six months ended June 30, 2001, compared with $77,765 for the six months ended June 30, 2000. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

     On August 13, 2001, the Company entered into an agreement with Gleneagles on a $30 million equity line of credit (See Note 8). The equity line contains certain restrictions regarding the Company's stock price and trading volume which could restrict access to the available funds. On October 31, 2001, the Company filed a request for withdrawal of a registration statement filed in connection with the equity line agreement signed with Gleneagles on August 13, 2001. The Company is currently in the process of renegotiating the terms of the agreement with Gleneagles.

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

     The Company has been in the development stage since its inception. It has had no operating revenue to date, has accumulated losses of $47,163,869 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

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

     As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $11,577,899 for six months ended June 30, 2001, $20,247,205 for the year ended December 31, 2000, and $4,866,687 for the year ended December 31, 1999. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund research and development and increase administration resources. However, the Company anticipates receiving revenues at the earliest by the second half of 2002. Nevertheless, it is possible that the Company's revenues may never be sufficient to recognize a profit.

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

     As a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. While the Company has established the equity line and is negotiating for additional financing, the Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company will not be able to continue its operations. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

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

     Issued and outstanding /(1)/.............................       45,423,601
     Issuable upon exercise of outstanding warrants whether
      or not currently exercisable /(2)(4)/...................        2,267,794
     Issuable upon exercise of outstanding stock options
      whether or not currently exercisable....................        6,747,715
     Issuable upon conversion of convertible loans /(3)/......          319,913

(1) Excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly owned subsidiaries.

(2) Currently exercisable at exercise prices ranging from $0.0 to $15.13 per share.

(3) A loan of $4,000,000 provided by Sands Brothers Venture Capital Associates LLC convertible at $17.65 per share and a loan of $1,000,000 provided by Constellation 3D Technology Limited convertible at $10.72 per share.

     As of June 30, 2001, of the 45,423,601 issued and outstanding shares identified in the table above, 30,116,106 are restricted securities (i.e., excluding 500,000 shares of the Company's common stock owned by Constellation 3D Trust LLC, one of the Company's wholly-owned subsidiaries) within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available. Such restricted securities are eligible for sale in the public market subject to compliance with Rule 144. In addition, other exemptions may be available for sales of such restricted securities held by non-affiliates.

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

     On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that it is entitled to finder's fees in connection with the August 2000 financing. In May 2001, the Company settled the dispute by granting Clearview warrants to purchase 120,000 shares of the Company with an exercise price of $0.01. Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit

     In May 2001, the Company settled a dispute with Sands Brothers & Co., Ltd. ("Sands"), according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands agreed to reduce its warrant ownership from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11.00 per share. As of the date of settlement, the Company valued the warrants issued to Sands Brothers at an aggregate of $10,137,700 and valued the warrants that Sands Brothers retained at an aggregate of $706,593. The warrants were valued using the Black-Scholes option pricing model. The

Company did not recognize a charge to operations as a result of the changes to the original warrant issue as the initial warrant valuation was greater than the restructured warrant valuation.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 14, 2001, 262,856 shares of the Company's common stock were issued upon the exercise of adjustment warrants to a group consisting of the following seventeen investors: I. Nahori, Y. Hershkovitz, O. Ackerman, T. Barak,
Z. Korech, T. Edri, O. Ron, E. Miro, A. Shilontchik, Y. Peleg, A. Ben-Ami, G. Altshuler, Koor Underwriters and Issuers Ltd., Menorah Gaoon Investment Ltd., Shalom and Yafa Bilgori, The Hebrew University Employee Fund, and S. Tov (collectively, the "Koors Investors"). The shares were valued at $1,823,564 based upon the market price of the Company's common stock on February 14, 2001. The adjustment warrants were issued to the Koor's investors in August 2000 as part of the purchase of 197,026 shares of common stock of the Company and were intended to provide the Koor's investors certain investment value protection in case the market price of the Company's common stock declined below $11.68. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The initial warrant issuance was accounted for as a cost of raising equity in the statement of stockholders' equity.

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

     On February 14, 2001, Jacqueline Hershkovitz was issued 19,710 shares of common stock upon the exercise of all of her adjustment warrants, which shares were valued at $136,696 based upon the market price of the Company's common stock on February 14, 2001. The adjustment warrants were issued to Mr. Hershkovitz in September 2000 as part of the purchase of 14,774 shares of common stock of the Company and provide J. Hershkovitz certain investment value protection in case the market price of the Company's common stock declined below $11.68. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The initial warrant issuance was accounted for as a cost of raising equity in the statement of stockholders' equity.

     The adjustment warrants were exerciseable until September 12, 2005 and had an exercise price of $0.0. The adjustment warrants were exercisable into such number of shares as is derived by subtracting 14,774 from the quotient of (i) 172,500 divide by (ii) the average of the 20 lowest daily trades for a share of common stock during the period starting 15 trading days after the day on which a registration statement covering the initial shares was first declared effective by the commission and ending on the 50th trading day thereafter.

     On February 14, 2001, TCO Investment Inc. was issued 30,853 shares of common stock upon the exercise of all of its adjustment warrants, which shares were valued at $212,170 based upon the market value of the Company's common stock on February 14, 2001. The adjustment warrants were issued to TCO Investment Inc. in August 2000 as part of the purchase of 25,000 shares of common stock of the Company and provide TCO certain investment value protection in case the market price of the Company's common stock declined below $11.68. The adjustment warrants had an exercise price of $0.0. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The initial warrant issuance was accounted for as a cost of raising equity in the statement of stockholders' equity.

     On April 26, 2001, Halifax Fund, L.P. ("Halifax"), Epicenter Venture Finance Ltd. ("Epicenter"), and Winnburn Advisory Group ("Winnburn") exercised their adjustment warrants, which were granted pursuant to sales of common stock and conversions of debt to common stock of the Company on August 23, 2000 and September 19, 2000 that originally resulted in net proceeds to the Company of $12,318,672, and were issued an additional 1,885,150 shares of common stock for no additional consideration. Of the 1,885,150 shares of the Company's common stock issued, 444,846 were part of an inducement to convert debt to equity. The Company recognized $2,380,000 of interest expense representing fair market value of the common stock issued. The remaining balance of shares were accounted for as a cost of raising equity in the statement of stockholders' equity.

     During the second quarter of 2001, the Company reached an agreement with Halifax, Epicenter, Winnburn, Koor's investors, TCO Investment Inc., and Jacqueline Hershkovitz that participated in the August and September of 2000 financing to exchange 750,457 one year warrants at an initial exercise price of $10.1531 per share and subject to additional adjustment provisions, for 228,586 warrants with an exercise price of $0.01. The aggregate number of warrants that would have been issuable pursuant to the additional adjustment provisions would have been exercisable into approximately 1.6 million shares of the Company at initial exercise price averaging under $5 per share, and had additional reset provisions that could have significantly lowered the exercise. As of September 30, 2001, all the warrants were exercised into shares of the Company. The Company recorded interest expense of $262,000 at June 30, 2001 for the adjustments made to the original warrants that pertained to the convertible debt. The interest expense was determined by the difference in valuation via the Black-Scholes pricing model between the original warrants and the new warrants. The balance of the new warrants issued (182,257) were accounted for as a cost of raising equity in the statement of stockholders' equity.

     On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that it is entitled to finder's fees in connection with the August 2000 equity financing. In May 2001, the Company settled the dispute by granting Clearview warrants to purchase 120,000 shares of the Company with an exercise price of $0.01. The warrant was exercisable from May 29, 2001 to May 29, 2004. The reduced warrant was valued at $600,000, based upon the intrinsic value of the Company's common stock ($5.00 per share). Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit, as the transaction was recorded as a credit to cost of finance and a debit to additional paid in capital. On August 11, 2001, the warrants were exercised into shares of the Company.

     In May 2001, the Company settled a dispute with Sands Brothers, according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands Brothers agreed to reduce its warrant ownership from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11.00 per share. As of the date of settlement, the Company valued the warrants issued to Sands Brothers at an aggregate of $10,137,700 and valued the warrants that Sands Brothers retained at an aggregate of $706,593 The warrants were valued using the Black-Scholes option pricing model. The Company did not recognize a charge to operations as a result of the changes to the original warrants issue as the original warrant valuation was greater than the restructured warrant valuation. The Company and Sands Brothers have granted each other mutual releases and Sands Brothers' ongoing relationship as the Company's placement agent was terminated as of May 31, 2001. On October 16, 2001, Sands Brothers signed an agreement with the Company according to which it received 500,000 three-year warrants with an exercise price of $1.50 per share in consideration of the deferment of the convertible note maturity date (see note
6).

     On May 10, 2001, the Company signed a new agreement with Focus Tech that supersedes all the previous agreements, in which the number of warrants granted to the consultant will be lowered from 250,000 with exercise prices of $10.1531 per share and 100,000 with exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share. The Company did not recognize a compensation expense in connection expense in connection with the new agreement, as the value ascribed to the warrants was lower than the value realized as compensation expense for the original warrant issue.

     On February 9, 2001, the Company granted an employee of the Company 17,320 options at an exercise price of $0.01 per share. These options vested immediately and expire on February 9, 2005. In connection with the issuance, the Company recorded compensation expense of $105,000 and an increase to additional paid-in capital, representing intrinsic value ascribed to issuance. On the same day, the Company granted an employee 100,000 options at an exercise price of $6.06 per share. These options vest upon the employee achieving certain defined goals. In connection with the issuance, the Company recorded compensation expense and an increase to additional paid-in capital, representing the fair value of the issuance that is amortized over the vesting period. The grant of the 100,000 options will be re-valued at each quarter, until fully vested.

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

     Unless indicated otherwise, the purpose of each of the foregoing sales was to raise additional capital for the Company and each of the foregoing sales was to a person who is not affiliated with the Company. Except as more specifically described, the sale and issuance of the foregoing securities were believed to be exempt from registration under the Securities Act by virtue of Section 4 (2) thereof and Regulation D as transactions not involving any public offering. The recipients represented their status as accredited investors at the time of subscription and their intention to acquire securities for investment purposes only and not with a view to distribution thereof. Appropriate legends were affixed to stock, warrant and debenture certificates issued in such transactions and all recipients had adequate access to information about the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:

    Number                                            Description
--------------      -----------------------------------------------------------------------------------
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

    3.1/(9)/        Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.

    3.2/(9)/        Bylaws of Constellation 3D, Inc., a Delaware corporation.

    4.1/(12)/       Common Stock Purchase Warrant, dated May 15, 2001, issued to Focus Tech
                    Investment, Inc.

    Number                                            Description
--------------      -----------------------------------------------------------------------------------
    4.2/(12)/       Consulting Agreement between Constellation 3D, Inc. and Focus Tech
                    Investment, Inc., dated May 10, 2001.

    4.3/(12)/       Common Stock Purchase Warrant, dated May 29, 2001, issued to Clearview
                    Capital (UK) Ltd.

    4.4 /(12)/      Stipulation of Settlement between Constellation 3D, Inc. and Clearview Capital
                    (UK) Ltd., dated May 29, 2001.

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

    4.23/(7)/       Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax Fund, L.P. and Constellation 3D, Inc.

    Number                                            Description
--------------      -----------------------------------------------------------------------------------
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

    4.39/(6)/       Securities Purchase Agreement, dated March 23, 2000, by and between
                    Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.

    Number                                            Description
--------------      -----------------------------------------------------------------------------------
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

    Number                                            Description
--------------      -----------------------------------------------------------------------------------
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

   10.29/(6)/       Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.

   10.30/(6)/       Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands
                    Brothers & Co., Ltd.

   10.31/(6)/       Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands
                    Brothers & Co., Ltd.

   10.32/(8)/       Loan Agreement, dated August 23, 2000, by and among Constellation 3D
                    Technology Limited and Constellation 3D, Inc.

   10.32.1/(10)/    Amendment to Loan Agreement, dated March 11, 2001, by and among
                    Constellation 3D Technology Limited and Constellation 3D, Inc.

    Number                                            Description
--------------      -----------------------------------------------------------------------------------
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



(b)  Reports on Form 8-K

The following reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:

1. On June 11, 2001, the Company filed a Current Report on Form 8-K which is hereby incorporated by reference.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONSTELLATION 3D, INC.
                              ----------------------
                                    (Registrant)



Date:  December 13, 2001        By:/s/ Eugene Levy
                                   ---------------
                                EUGENE LEVICH
                                President and
                                Chief Executive Officer
                                (Principal Executive Officer
                                and Director)


Date:  December 13, 2001        By:  /s/ Leonardo Berezowsky
                                     -----------------------
                                LEONARDO BEREZOWSKY
                                Chief Financial Officer and Senior
                                Vice President of Finance
                                (Principal Financial and
                                Accounting Officer)

                            CONSTELLATION 3D, INC.
                               INDEX TO EXHIBITS

     Number                                 Description
---------------- ---------------------------------------------------------------
    2.2/(9)/     Agreement and Plan of Merger by and between Constellation 3D,
                 Inc., a Florida corporation, and Constellation 3D, Inc., a
                 Delaware corporation, as of January 9, 2001.
    2.3/(11)/    Agreement and Plan of Merger by and between Constellation 3D,
                 Inc., a Delaware corporation, and FMD&E, Inc., a Massachusetts corporation, as of April 5, 2001.
    3.1/(9)/     Certificate of Incorporation of Constellation 3D, Inc., a
                 Delaware corporation.
    3.2/(9)/     Bylaws of Constellation 3D, Inc., a Delaware corporation.
    4.13/(8)/    Finder's Agreement, dated July 13, 2000, between Constellation
                 3D, Inc. and The Shemano Group, Inc.
    4.14/(8)/    Letter Agreement concerning warrant registration instructions, dated September 18, 2000, between The Shemano Group, Inc. and
                 Constellation 3D, Inc.
    4.15/(5)/    Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation 3D, Inc. and Halifax Fund, L.P.
    4.16/(5)/    Registration Rights Agreement, entered into as of August 23,
                 2000, between Constellation 3D, Inc. and Halifax Fund, L.P.
    4.17/(5)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of
                 $.001 par value Common Stock of Constellation 3D, Inc., dated
                 August 23, 2000, issued to Halifax Fund, L.P.
    4.18/(7)/    Amended and Restated Common Stock Purchase Warrant No. W2 to
                 Purchase Shares of $.001 par value Common Stock of
                 Constellation 3D, Inc., dated September 19, 2000, issued to
                 Halifax Fund, L.P.
    4.19/(5)/    Common Stock Optional Warrant No. OW1 to Purchase Optional
                 Units of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.
    4.20/(7)/    Amended and Restated Common Stock Optional Warrant No. OW2 to
                 Purchase Optional Units of Constellation 3D, Inc., dated
                 September 19, 2000, issued to Halifax Fund, L.P.
    4.21/(5)/    Common Stock Adjustment Warrant No. AW1 to Receive Shares of
                 $.001 par value Common Stock of Constellation 3D, Inc., dated
                 August 23, 2000, issued to Halifax Fund, L.P.
    4.22/(7)/    Amended and Restated Common Stock Adjustment Warrant No. AW2 to
                 Receive Shares of $.001 par value Common Stock of Constellation
                 3D, Inc., dated September 19, 2000, issued to Halifax Fund,
                 L.P.
    4.23/(7)/    Letter Agreement for Additional Investment, dated September 19,
                 2000, by and between Halifax Fund, L.P. and Constellation 3D,
                 Inc.
    4.24/(8)/    Common Stock Investment Agreement, dated August 31, 2000, among
                 Constellation 3D, Inc. and Koor's Investors.

     Number                                 Description
---------------- ---------------------------------------------------------------
    4.25/(8)/    Letter Amendment to the Common Stock Investment Agreement and
                 Related Agreements, dated October 18, 2000, by and between
                 Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.
    4.26/(8)/    Registration Rights Agreement, dated August 31, 2000, by and between Constellation 3D, Inc. and Koor's Investors.
    4.27/(8)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of
                 $.001 par value Common Stock of Constellation 3D, Inc., dated
                 August 31, 2000, issued to Koor's Investors.
    4.28/(8)/    Common Stock Optional Warrant No. OW1 to Purchase Optional
                 Units of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.
    4.29/(8)/    Common Stock Adjustment Warrant No. AW1 to Receive Shares of
                 $.001 par value Common Stock of Constellation 3D, Inc., dated
                 August 31, 2000, issued to Koor's Investors.
    4.30/(8)/    Warrant Agreement, dated August 18, 2000, by and between
                 Constellation 3D, Inc. and Blank Rome Comisky & McCauley LLP.
    4.31/(8)/    Common Stock Investment Agreement, dated September 12, 2000, among Constellation 3D, Inc. and Jacqueline Hershkovitz.
    4.32/(8)/    Registration Rights Agreement, dated September 12, 2000,
                 between Constellation 3D, Inc. and Jacqueline Hershkovitz.
    4.33/(8)/    Common Stock Purchase Warrant No. W1 to Purchase Shares of
                 $.001 par value Common Stock of Constellation 3D, Inc., dated
                 September 12, 2000, issued to Jacqueline Hershkovitz.
    4.34/(8)/    Common Stock Optional Warrant No. OW1 to Purchase Optional
                 Units of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.
    4.35/(10)/   Common Stock Adjustment Warrant No. AW1 to Receive Shares of
                 $.001 par value Common Stock of Constellation 3D, Inc., dated
                 September 12, 2000, issued to Jacqueline Hershkovitz.
    4.36/(8)/    Contract for Capital Raising, dated August 18, 2000, between
                 Koor Underwriters and Issuers Ltd. and Constellation 3D, Inc.
    4.37/(8)/    Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO
                 Investment Inc. and Constellation 3D, Inc.
    4.38/(8)/    Amendment and Supplement to Common Stock Investment-Term Sheet,
                 dated August 18, 2000, by and between TCO Investment Inc. and
                 Constellation 3D, Inc.
    4.39/(6)/    Securities Purchase Agreement, dated March 23, 2000, by and between Constellation 3D, Inc. and Sands Brothers Venture
                 Capital LLC.
    4.40/(6)/    Registration Rights Agreement dated as of March 24, 2000 by and between Constellation 3D, Inc. and Sands Brothers Venture
                 Capital LLC.

     Number                                 Description
---------------- ---------------------------------------------------------------
    4.41/(6)/    10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation 3D, Inc. to Sands Brothers Venture
                 Capital Associates LLC.
   10.1/(1)/     Rental Contract, Unprotected According to the Tenants'
                 Protection Law (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972,
                 made and signed in Tel Aviv on March 25, 1997.
   10.2/(2)/     Rental Contract, Unprotected According to the Tenants'
                 Protection Law (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law (Consolidated Version) of 1972,
                 made and signed in Tel Aviv on February 8, 1998.
   10.3/(1)/     Agreement N. 356/181298 on the rent of office premises, dated
                 December 18, 1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO
                 "TriD Store Vostok" as "Renter."
   10.5/(1)/     The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU
                 Science Park as "Lessor" and ZAO "TriD Store Vostok" as
                 "Tenant."
   10.6/(1)/     Attachment NO. 1 to The Rent Agreement, No. 5/8, dated July 5,
                 1999, between MSU Science Park as "Lessor" and ZAO "TriD Store
                 Vostok" as "Tenant."
   10.8/(3)/     Agreement N. 356A/291299 on the rent of the office premises, dated December 29, 1999 between MACHMIR Co., Ltd. as "Lessor"
                 and ZAO "TriD Store Vostok" as "Renter."
   10.9/(3)/     The Rent Agreement of office premises No. 5/2, dated January 5,
                 2000, between MSU Science Park as "Lessor" and ZAO "TriD Store
                 Vostok" as "Renter."
   10.10/(8)/    Agreement of Unprotected Tenancy According to Law for Tenant
                 Protection (Miscellaneous Instructions) 5728-1968 as Integrated
                 into Law for Tenant Protection (Consolidated Version) 5732-1972
                 as Drawn and Signed in Holon on the 30/th/ of August 2000,
                 between Sadav (1988) Building and Investment Ltd. and C3D
                 Israel Ltd.
   10.11/(1)/    Employment Agreement dated July 15, 1998, by and between Memory
                 Devices (M.D.) (1996) Ltd. and Ronen Yaffe.
   10.14/(9)/    Constellation 3D, Inc. 1999 Stock Option Plan.
   10.15/(9)/    Amendment to the 1999 Stock Option Plan of Constellation 3D,
                 Inc.
   10.16/(3)/    Stock Option Agreement, dated December 27, 1999, made by and between C3D Inc. and Michael L. Goldberg, Esquire.
   10.18/(8)/    Stock Option Agreement, dated August 22, 2000, made by and between Constellation 3D, Inc. and Vladimir Schwartz.
   10.19/(8)/    Warrant Agreement, dated August 22, 2000, by and among
                 Constellation 3D, Inc., TriD Store IP, LLC, Reflekt Technology,
                 Inc., and Vladimir Schwartz.
   10.20/(3)/    Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers & Co., Ltd. and C3D Inc.

     Number                                 Description
---------------- ---------------------------------------------------------------
   10.21/(3)/    Amendment No. 1 to Placement Agency Agreement, dated December
                 22, 1999 by and between Sands Brothers & Co., Ltd. and C3D Inc.
   10.22/(6)/    Amendment No. 2 to Placement Agency Agreement, dated March 7,
                 2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.
   10.23/(6)/    Amendment No. 3 to Placement Agency Agreement, dated March 23,
                 2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.
   10.24/(4)/    Amendment No. 4 to Placement Agency Agreement, dated May 16,
                 2000, by and between Sands Brothers & Co., Ltd. and
                 Constellation 3D, Inc.; Amendment No. 2 to Warrant Agreement
                 dated May 16, 2000, between Constellation 3D, Inc. and Sands
                 Brothers & Co., Ltd.
   10.25/(4)/    Amendment No. 5 to Placement Agency Agreement, dated May 31,
                 2000, by and between Sands Brothers & Co., Ltd. and
                 Constellation 3D, Inc.; Amendment No. 3 to Warrant Agreement,
                 dated May 31, 2000, between Constellation 3D, Inc. and Sands
                 Brothers & Co., Ltd.; Amendment No. 1 to Warrant Certificate
                 No. SB-2, dated May 31, 2000, between Constellation 3D, Inc.
                 and Sands Brothers & Co., Ltd.
   10.26/(4)/    Amendment No. 6 to Placement Agency Agreement, dated June 28,
                 2000, by and between Sands Brothers & Co., Ltd. and
                 Constellation 3D, Inc.
   10.27/(4)/    Amendment No. 7 to Placement Agency Agreement, dated August 3,
                 2000, by and between Sands Brothers & Co., Ltd. and
                 Constellation 3D, Inc., Amendment No. 4 to Warrant Agreement,
                 dated August 3, 2000, by and between Sands Brothers & Co., Ltd.
                 and Constellation 3D, Inc., Amendment No. 2 to Warrant
                 Certificate No. SB-2, dated August 3, 2000, between
                 Constellation 3D, Inc. and Sands Brothers & Co., Ltd.
   10.28/(3)/    Warrant Agreement, dated December 1, 1999, by and between Sands
                 Brothers & Co., Ltd. and C3D, Inc.
   10.29/(6)/    Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D, Inc.
   10.30/(6)/    Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.
   10.31/(6)/    Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers & Co., Ltd.
   10.32/(8)/    Loan Agreement, dated August 23, 2000, by and among
                 Constellation 3D Technology Limited and Constellation 3D, Inc.
10.32.1/(10)/    Amendment to Loan Agreement, dated March 11, 2001, by and among
                 Constellation 3D Technology Limited and Constellation 3D, Inc.
   10.33/(8)/    Convertible Note, dated August 28, 2000, by and between
                 Constellation 3D Technology Ltd. and Constellation 3D, Inc.

     Number                                 Description
---------------- ---------------------------------------------------------------
   10.34/(10)/   Lease of Corporate Apartment by and between Constellation 3D,
                 Inc. as tenant and Related Broadway L.L.C. as landlord dated
                 October 29, 2000.
   10.35/(10)/   Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings Property L.L.C. effective November 15, 2000.
   10.36/(10)/   Employment Agreement by and between Constellation 3D, Inc. and
                 Craig Weiner.
   10.37/(10)/   Employment Agreement by and between Constellation 3D, Inc. and
                 Raymond Peter Tellini.
   10.38/(11)/   Employment Agreement by and between Constellation 3D, Inc. and
                 Steve Haddad.
   10.39/(11)/   Lease of Corporate Office by and between Constellation 3D, Inc.
                 as tenant and Madison Third Building as landlord dated April 2,
                 2001.
   10.40/(11)/   Sub Contractor and Development Agreement by and between
                 Constellation 3D, Inc. and Collin Smith International Inc.
   10.41/(13)/   Consulting Agreement between Constellation 3D, Inc. and Focus
                 Partners LLC, dated June 1, 2001.

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