Form 10-Q/A
period 2001-09-30
CONSTELLATION 3D INC
filed 2001-12-13
CIK 1080290

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Condensed Balance Sheets as of September 30, 2001
          and December 31, 2000 ..............................................................  1

          Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and the period from
          September 25, 1997 (inception) to September 30,
          2001 ...............................................................................  2

          Consolidated Condensed Statement of Stockholders' Deficit for
          the nine months ended September 30, 2001 ...........................................  3

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000, and the period from
          September 25, 1997 (inception) to September 30, 2001 ...............................  4

          Notes to Consolidated Condensed Financial Statements................................  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ...... ................................................... 26

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......................... 36

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS .................................................................. 39

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS........................................... 40

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ................................................... 46

SIGNATURES ................................................................................... 55

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

     . the effect of the recent terrorist attacks on the Company's industry and general economic conditions;

     . limited operation and management history;

     . dependence on key personnel; and

     . effects of significant interest, compensation, and consulting charges;
       and

     . other factors discussed in this Quarterly Report.

     All of the above factors could cause the Company's actual results to differ materially from historical results and those presently anticipated. When considering forward-looking statements, you should keep these factors in mind as well as the other cautionary statements in this Quarterly Report, including without limitation, the Risk Factors contained in this Quarterly Report. This document should be read in conjunction with the Company's Form 10-K/A filed with the Securities and Exchange Commission on December 13, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           September 30,        December 31,
                                                                                2001               2000
                                                                            (unaudited)         (audited)
============================================================================================================
ASSETS

Current Assets

 Cash and cash equivalents                                                   $    614,503       $  8,728,600
 Prepaid and other                                                                641,998            245,372
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                            1,256,501          8,973,972

Furniture and Equipment, net                                                      592,381            426,293
------------------------------------------------------------------------------------------------------------

Total Assets                                                                 $  1,848,882       $  9,400,265
============================================================================================================

LIABILITIES , CONTINGENT REDEMPTION VALUE OF COMMON STOCK AND
 STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts payable and accrued expenses                                       $  1,881,205       $  2,103,009
 Due to related parties                                                           353,434            267,283
 Convertible line of credit related party, net of discount of $0 and
  $312,968                                                                        550,000            687,032
 Convertible debenture, net of discount of $149,404 and $1,880,847              3,850,596          2,119,153
------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                       6,635,235          5,176,477


Commitments and Contingencies
 Contingent redemption value of common stock                                    1,150,000                  -

Stockholders' Equity (Deficit)
 Common stock, $0.00001 par value; 100,000,000 shares authorized,
  47,354,816 and 43,192,775 issued and outstanding                                    474                432
 Additional paid in capital                                                    41,227,042         35,141,895
 Deficit accumulated during the development stage                             (47,163,869)       (30,918,539)
------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                           (5,936,353)         4,223,788
------------------------------------------------------------------------------------------------------------

Total Liabilities, Contingent Redemption Value of Common Stock and
 Stockholders' Equity (Deficit)                                              $  1,848,882       $  9,400,265
============================================================================================================

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

                                      Cumulative Amounts
                                        From Inception
                                     (September 25, 1997)     Three Months Ended September 30,  Nine Months Ended September 30,
                                                              --------------------------------  -------------------------------
                                  Through September 30, 2001          2001             2000              2001            2000
=================================================================================================================================
OPERATING EXPENSES
 Research and development               $  14,529,338            $ 1,051,124        $ 1,349,084      $  4,431,362    $  3,267,122
 General and administrative                13,213,880              1,085,177          1,049,974         4,130,440       3,030,269
 Marketing                                  6,951,133                321,522            112,448         1,166,572       4,631,294
---------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                   34,694,351              2,457,823          2,511,506         9,728,374      10,928,685
---------------------------------------------------------------------------------------------------------------------------------

 Interest expense, net                     12,129,517              2,066,608          2,669,202         6,343,419       4,259,462
 Tax expense (benefit)                        180,001                (17,000)            64,291            13,537          75,812
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                $ (47,003,869)           $(4,507,431)       $(5,244,999)     $(16,085,330)   $(15,263,959)
=================================================================================================================================

Net loss per share - basic and diluted                           $     (0.10)       $     (0.13)     $      (0.36)   $      (0.37)
=================================================================================================================================

Weighted average number of shares of
 common stock outstanding - basic and
 diluted                                                          48,477,106         41,698,933        45,582,928      41,234,050
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

                            CONSTELLATION 3D, INC.
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                             Deficit
                                                    Common Stock        Additional         Accumulated
                                                 ------------------                         During the
                                                   Shares    Amount    Paid-in Capital   Development Stage      Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 (audited)             43,192,775    $432      $35,141,895        $(30,918,539)   $  4,223,788

Issuance of common stock on exercise of
 adjustment warrants - February 14, 2001            313,419       3               (3)                  -               -

Issuance of common stock on exercise of
 adjustment warrants - April 26, 2001             1,885,150      19        2,641,981                   -       2,642,000

Issuance of common stock on exercise of
 warrants - May 24, 2001                             32,257       -                -                   -               -

Issuance of common stock on exercise of             150,000       2            1,498                   -           1,500
 warrants - July 15, 2001

Issuance of common stock on exercise of              46,329       -              463                   -             463
 warrants - August 10, 2001

Issuance of common stock on exercise of
 warrants - August 11, 2001                         120,000       1            1,199                   -           1,200


Warrants issued as an inducement to enter into
 common stock purchase agreement - August 22,
 2001                                                     -       -           85,087                   -          85,087

Issuance of common shares for cancellation of
 payable to consultants - September 10, 2001        564,886       6          570,529                   -         570,535

Issuance of common shares relating to
 adjustments mechanisms of the August 23,
 2000, financings - August 16, 2001                 750,000       8        1,274,992                   -       1,275,000

Issuance of common shares for services -
 September 17, 2001                                 300,000       3          278,997                   -         279,000

Warrants issued in connection of modification
 of maturity terms relating to convertible
 debenture - September 25, 2001                           -       -          149,404                   -         149,404

Noncash stock-based compensation relating to
 issuance of stock options                                -       -        1,081,000                   -       1,081,000

Accretion of contingently redeemable common                                                     (160,000)       (160,000)
 stock

Net loss                                                  -       -                -         (16,085,330)    (16,085,330)
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001 (unaudited)          47,354,816    $474      $41,227,042        $(47,163,869)     (5,936,353)
========================================================================================================================

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

                                                                  Cumulative Amounts
                                                                    From Inception
                                                                 (September 25, 1997)            Nine Months Ended September 30,
                                                                Through September 30,         -------------------------------------
                                                                         2001                   2001                      2000
===================================================================================================================================
Cash Flows From Operating Activities
   Net loss                                                          $(47,003,869)            $(16,085,330)            $(15,263,959)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
         Noncash stock-based compensation                               6,272,206                1,081,000                4,293,000
         Beneficial conversion feature                                    245,000                        -                  193,000
         Interest expense related to discount amortization              5,875,000                2,193,815                2,434,700
         Depreciation                                                     273,489                  121,447                   48,573
         Loss realized on exchange of common stock for debt               101,535                  101,535                        -
         Write down of furniture and equipment                             49,750                        -                        -
            Interest expense related to issuance of common stock        3,917,000                3,917,000
            Interest expense relating to modification of debt             668,000                        -                  650,000
                Conversion rates
            Shares and warrants issued for services rendered              385,000                  279,000                  106,000
            Change in assets and liabilities:
                Prepaid and other                                        (706,911)                (461,539)                 (32,271)
                Accounts payable and accrued liabilities                2,794,118                  397,196                  885,789
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                 (27,129,682)              (8,455,876)              (6,685,168)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                                 (1,026,776)                (287,535)                (180,785)
   Sale of furniture and equipment                                         80,405                        -                        -
   Business acquisition, net of cash acquired                           1,019,413                        -                        -
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities                        73,042                 (287,535)                (180,785)

-----------------------------------------------------------------------------------------------------------------------------------


Cash Flows From Financing Activities
   Proceeds from issuance of common stock                              17,526,219                  993,163               11,544,517

   Proceeds from issuance of convertible debt                           7,700,000                        -                4,000,000
   Proceeds from borrowing on line of credit                            1,000,000                        -                1,000,000
   Repayment on borrowing on line of credit -  related party             (450,000)                (450,000)                       -
   Proceeds from shareholders loan                                      1,541,490                        -                        -
   Advances from related party, net                                       353,434                   86,151                  207,790
-----------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                              27,671,143                  629,314               16,752,307
-----------------------------------------------------------------------------------------------------------------------------------


Net Increase (Decrease) in Cash and Cash Equivalents                      614,503               (8,114,097)               9,886,354

Cash and Cash Equivalents, beginning of period                                  -                8,728,600                2,030,139
-----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                             $    614,503             $    614,503             $ 11,916,493
===================================================================================================================================

                             CONSTELLATION 3D, INC.
                         (A Development Stage Company)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited )
                                   Continued


                                                                  Cumulative Amounts
                                                                    From Inception
                                                                 (September 25, 1997)            Nine Months Ended September 30,
                                                                Through September 30,            -------------------------------
                                                                         2001                    2001                      2000
===================================================================================================================================
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes                                                   $  190,464                $   24,000            $
Cash paid for interest                                                $  501,500                $  290,000            $
                                                                                                                                  -
Non-cash Financing Activity
Debt discount  related to detachable warrants                         $4,994,000                $  234,491            $   3,997,000
Conversion of notes payable                                            3,927,205                         -                2,367,973
Conversion of loans payable                                            1,643,653                         -                1,402,163
Net assets disposed of upon acquisition                                   66,028                         -                        -
Stock issued in reverse acquisition                                      953,205                         -                        -
Stock issued for debt settlement                                         570,535                   570,535                        -

Accretion of contingently redeemable common stock                        160,000                   160,000                        -
===================================================================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements

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

     The equity section of the balance sheet and the net loss per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement. Accordingly, the 29,250,000 shares of common stock issued by Constellation 3D, Inc. to Constellation Tech in connection with the reverse acquisition have been adjusted to appear on the consolidated statement of stockholders' equity (deficit) as the 29,250,000 shares of common stock outstanding on the statement of stockholders' equity (deficit) prior to the reverse acquisition. Similarly, the consolidated statement of stockholders' equity (deficit) section has been adjusted to reflect the "issuance" as of the date of the reverse acquisition of 11,109,765 shares of common stock, when in fact such shares were actually issued by Constellation 3D, Inc. prior to the reverse acquisition.

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

     As a research and development company, the Company has no revenue history and therefore the Company has not achieved profitability. The Company expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $16,085,330 for the nine months ended September 30, 2001, and to date has an accumulated deficit of $47,163,869. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis.

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

     The Company has been in the development stage since its inception. It has had no operating revenue to date, has an accumulated deficit of $47,163,869 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) which supersedes APB Opinion No.16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method.
The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

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

NOTE 4.  NET LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options, warrants and contingent shares, based on the treasury method of computing such effects. The assumed exercise of stock options, warrants, adjustment warrants, as well as the issuance of common stock upon conversion of convertible debt, aggregating 8,972,380 shares at September 30, 2001, would potentially dilute basic earnings per share but are not included in the calculations of loss per share as their effect was anti-dilutive. In September 2001, the Company incurred a liability to issue 4,717,635 shares of common stock and has included this in its loss per share calculations. (See note 7.)

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

     Up to one year from the Company's last withdrawal from the credit line, Constellation Tech has the right (the "Right") to purchase up to 103,306 shares of common stock per $1,000,000 of principal extended. The right has an exercise price of $9.648 and the Right may only be exercised if the aggregate exercise price of at least $2,000,000. The Right expires one year from the day of the last withdrawal. The fair value ascribed to the Right was approximately $763,000, and was recorded as deferred financing cost and amortized to interest expense over the term of the credit line.

     On August 24, 2001, the Company repaid $450,000 of the principal amount owed. Constellation Tech is a related party by virtue of it owning a majority of the shares of the Company's common stock as well as having common directors and officers. The Company does not anticipate that Constellation Tech will materially extend the line of credit beyond the December 31, 2001 maturity.


NOTE 6.  CONVERTIBLE DEBENTURE

     On March 24, 2000, the Company issued a 10% convertible debenture for the principal amount of $4,000,000 to Sands Brothers Venture Capital Associates LLC ("Sands Brothers"). The convertible debentures bear interest at a rate of 10%, which is payable semi-annually on September 24, 2000 and March 24, 2001. The convertible debenture can be converted at any time at the option of the holder into shares of common stock of the Company at a conversion price of $17.65 per share. The conversion price of the debenture in effect shall be decreased proportionately in the event that the Company (i) subdivides or combines its outstanding capital stock, or (ii) pays a dividend in shares of common stock or make a distribution in shares of common stock. The Company has agreed with Sands Brothers that the indebtedness evidenced by the convertible debenture and the payment of the principal thereof will rank pari passu with all indebtedness of the Company, now outstanding or incurred in the future except for any Company indebtedness incurred to any bank or commercial financing institution.

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

     The Sands Warrant may be exercised in whole, but not in part, to purchase 500,000 shares of common stock of the Company. The Sands Warrant has an exercise price of $1.50 per share, will expire on September 24, 2004 and is not transferable without the Company's consent. If the Sands Warrant is exercised at a time when the market price of the Company's common stock is higher than the per share exercise price of the Sands Warrant, the warrant may be exercised: (i) without tendering cash; and (ii) for an amount of common stock determined by a formula. The fair value ascribed to the Sands Warrant for accounting purposes was $149,404 based on the Black-Scholes option-pricing model and recorded as a deferred discount and a corresponding increase to additional paid in capital of $149,404. The debt discount will be amortized to interest expense over the extension period. The Company granted the convertible debenture holder certain registration rights with respect to the common stock underlying the warrants

     The restructuring agreement provides some additional powers and rights to the Sands Brothers. If the convertible debentures are not repaid in accordance with their terms, Sands Brothers may, subject to the consent of Halifax Fund, L.P., cause the then existing board of directors to resign and replace such directors with its own nominees. Sands Brothers has, subject to the approval of Halifax, the right to nominate an individual to serve as an independent member of the Company's Board of Directors, audit committee and compensation committee. Sands Brothers has also been granted the right to appoint an observer to the Company's Board of Directors, audit committee and compensation committee.

     In anticipation of securing the Company Loan, on November 15, 2001 the Company entered into an amended restructuring agreement with Sands Brothers, that will amend the terms of the convertible debentures held by Sands Brothers, if and only if, the Company secures an investment of $15 million pursuant to the Company Loan (See note 8 for a discussion of the Company Loan). If the Company Loan is funded and the convertible debentures are amended, the amended restructuring agreement provides that the Company shall apply the following to retire principal and interest of the 10% convertible debenture: (i) $2 million of the Company Loan proceeds; (ii) 50% of the gross proceeds received from any investor other than Tech or TIC or a government grant; and (iii) 100% of the gross proceeds received from any investor introduced to the Company by Sands Brothers. Assuming the convertible debentures are amended, all balances unpaid after giving effect to the foregoing retirement provisions shall be due and payable on September 24, 2003.

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

     During the second quarter of 2001 the Company reached an agreement with Halifax, Epicenter, Winnburn, Koor's investors, TCO Investment Inc., and Jacqueline Hershkovitz that participated in the August and September of 2000 financing to exchange 750,457 one year warrants at an initial exercise price of $10.1531 per share and subject to additional adjustment provisions, for 228,586 warrants with an exercise price of $0.01. The aggregate number of warrants that would have been issuable pursuant to the additional adjustment provisions would have been exercisable into approximately 1.6 million shares of the Company at initial exercise price averaging under $5 per share, and had additional reset provisions that could have significantly lowered the exercise. As of September 30, 2001, all the warrants were exercised into shares of the Company. The Company recorded interest expense of $262,000 at June 30, 2001 for the adjustments made to the original warrants that pertained to the convertible debt. The interest expense was determined by the difference in valuation via the Black-Scholes pricing model between the original warrants and the new warrants. The balance of the new warrants issued (182,257) were accounted for as a cost of raising equity in the statement of stockholders' equity.

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

     On December 22, 2000, the Company received a demand letter from Sands Brothers claiming that the Company breached certain alleged agreements with Sands by failing to include in an October 20, 2000 Registration Statement the resale of 3,450,000 shares underlying warrants. The Company disputed the Sands Brothers claim and, in May 2001, the Company settled the dispute with Sands Brothers. Pursuant to the settlement agreement, the Company agreed to redeem the $4 million convertible notes in the event that the Company actually received $9 million of cash pursuant to a financing, and Sands Brothers agreed to reduce its warrant ownership from 1,050,000 warrants to 100,000 warrants, each with an exercise price of $3.67 per share, and from 2,400,000 warrants with an exercise price of $15.13 per share to 100,000 warrants with an exercise price of $11.00 per share. As of the date of settlement, the Company valued the warrants initially issued to Sands Brothers at an aggregate of $10,137,700 and valued the warrants that Sands Brothers retained at an aggregate of $706,593. The warrants were valued using the Black-Scholes option pricing model. The Company did not recognize a charge to operations as a result of the changes to the original warrants issue as the initial warrant valuation was greater than the restructured warrant valuation. The Company and Sands Brothers have granted each other mutual releases and Sands Brothers' ongoing relationship as the Company's placement agent has been terminated as of May 31, 2001. The Company has granted Sands Brothers certain registration rights pursuant to the resale of the shares of common stock underlying the newly issued warrants.

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

     The Company also issued an Adjustment Warrant to Gleneagles. Gleneagles can exercise the Adjustment Warrant for the number of common shares of the Company determined by subtracting the number of Initial Shares from the sum of Adjusted Share Amounts (as defined in the Adjustment Warrant) for each trading day during a Pricing Period. If the Company fails to deliver to Gleneagles the Adjustment Shares (as defined in the Adjustment Warrant) within 10 trading days of a notice, Gleneagles may require the Company to repurchase the Adjustment Shares for cash at a per share price equal to the greater of the (i) 115% of the daily volume weighted average price on the day prior to the date a notice is delivered and (ii) 115% of the daily volume weighted average price on the trading day on which Adjustment Shares were required to be delivered to Gleneagles. Also if the Company fails to have a registration statement covering the sale of the common shares declared effective by December 15, 2001, Gleneagles may require the company to repurchase the Adjustment Shares at a price equal to the greater of (i) 115% of the daily volume weighted average price on the day prior to the date the notice is delivered and (ii) 115% of the average of the daily volume weighted average prices for each trading day of the Pricing Period. At September 30, 2001, there were no contingently issuable Adjustment Shares.

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

     As an inducement to enter into the Purchase Agreement, Gleneagles also received 52,000 common stock purchase warrants, which warrants have an exercise price of $3.31896 per share and may be exercised until August 13, 2006 (the "Gleneagle Warrant"). The fair value ascribed to the Gleneagle Warrants for accounting purposes was $85,087 based on the Black-Scholes option-pricing model and was recorded as a deferred asset with a corresponding increase to additional paid in capital. The deferred asset will be amortized to interest expense over a 30-month period.

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

     On August 23, 2000 and September 19, 2000, the Company entered into common stock investment agreements (the "Investment Agreement") with Halifax Fund LP ("Halifax") and sold 492,459 shares of common stock ("Initial Shares") for $5 million cash under each of the two transactions. Pursuant to the two Investment Agreements, the Company issued (1) five-year warrants to purchase 393,868 shares of common stock at an initial exercise price of $14.67 per share (the "Initial Warrants"), (2) Adjustment Warrants and (3) one-year warrants to purchase 492,458 shares of common stock at an initial exercise price of $10.15 per share ("Optional Warrants). Additionally, the Purchase Agreement provided that Halifax may be entitled to receive additional shares of common stock ("Anti-Dilution Shares") from the Company within 10 business days if during the most favored nation ("MFN") period (with respect to the Initial Shares, the period commencing on the closing date and ending on the second anniversary of the closing date; with respect to the Optional Warrants, the period commencing on the date Halifax receives such shares and ending on the second anniversary of that date) the Company issues common stock at a price lower than per share selling price Halifax paid, which is $10.15, or at a discount from the fair value greater than 10%. During the third quarter of 2001, pursuant to the Most Favored Nation
(MFN) terms the Company incurred a liability of 4,717,635 common shares of the Company to Halifax which was subsequently renegotiated in the fourth quarter (see note 8). The 4,717,635 shares were included in the calculation of loss per share but not considered to be outstanding at September 30, 2001.

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

     The Company estimated the fair value of each stock option at the measurement date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2001; no dividend yield for any period; expected lives of 1 to 5 years; expected volatility of 80% and; weighted average risk-free interest rates ranging from 2.5% - 3.8%.

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

     On October 19, 2001, the Company entered into a Debenture Purchase Agreement with DeAM Convertible Arbitrage Fund Ltd. ("DeAM"). Pursuant to the agreement, the Company issued DeAM a 5% Convertible Debenture due October 1, 2006 in the aggregate principal amount of $1,000,000 and 458,113 common stock purchase warrants (the "DeAM Warrant") in exchange for $1,000,000. If prior to the earlier of (i) five trading days following the date on which a registration statement is declared effective by the Securities and Exchange Commission with respect to the common stock underlying the debentures issued pursuant to the Debenture Purchase Agreement or the DeAM Warrant and (ii) January 22, 2002, the Company obtains written binding commitments from one or more purchasers, who are not related to or affiliated with the Company or DeAM, to purchase debentures in an aggregate principal amount of not less than $2,000,000 on substantially the same terms as the 5% convertible debentures, the Company has the right to sell and issue to DeAM an additional $2,000,000 of the 5% convertible debentures.

     The 5% convertible debenture bears interest at a rate of 5% per annum, payable in arrears on the last day of March and September of each year.
Interest on the 5% convertible debenture is payable, at the Company's option, in cash or by delivering registered shares of common stock with a market value that is approximately 105% of the interest payment amount.

     At any time and from time to time the holder of the 5% convertible debenture has the right to convert the debenture, in whole or in part, into shares of common stock at a rate of $0.8513 per share with effective conversion rate of $0.72 per share. If the volume weighted average trading price of the Company's common stock for twenty consecutive trading days is greater than 200% of the then effective conversion price, the Company has the right to compel the holders of the 5% convertible debentures to convert their debentures into common
stock.   DeAM shall, in the aggregate, be entitled to convert its convertible securities into shares of the Company's common stock equal to 19.99% of the Company's common stock issued and outstanding on October 19, 2001. In the event that DeAM, has reached this 19.99% cap, it may require the Company to redeem its remaining debentures at a price as set forth in the Debenture Purchase Agreement.

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

     The Adjustment Warrant, as amended on November 15, 2001, provides for the purchase of shares of common stock (the "Adjustment Shares") at an exercise price of $0.00 per share. The number of shares for which the Adjustment Warrant will be exercisable will depend primarily on our common stock price. Pursuant to the terms of the Adjustment Warrant, during the Notice Period (defined below), Gleneagles has the right, from time to time, to price up to $1,000,00 of Adjustment Shares, which shares are priced at a six percent discount to the daily weighted volume average price of the common stock on the Nasdaq National Market. The Notice Period is defined to be from August 16, 2001 until the sooner of December 14, 2001 or the Adjustment Shares are registered for sale pursuant to an effective registration statement. Thereafter, during the Pricing Period (the "Pricing Period"), Adjustment Shares are priced pursuant to a schedule until the aggregate amount of priced Adjustment Shares is $1,000,000. From the end of the Pricing Period until August 20, 2006, Gleneagles has the right at any time to exercise the Adjustment Warrant, in whole or in part, to purchase such number of "priced" shares of common stock that aggregate to approximately $1,000,000. Notwithstanding the foregoing, Gleneagles may not exercise the Adjustment Warrant to acquire more than the lesser of: (i) 8,485,714 shares of common stock;

and (ii) 9.99% of the Company's issued and outstanding common stock. As of the date of this report, Gleneagles has priced 200,000 shares at $.7533 per share.

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

LOAN AGREEMENT WITH CONSTELLATION 3D TECHNOLOGY

     On November 17, 2001, the Company entered into financing arrangements with Constellation 3D Technology Ltd. ("Tech") and TIC Target Invest Consulting, LLC ("TIC") for the investment of up to $20 million into C3D, $15 million of which, subject to certain closing conditions, is required to be funded by approximately December 28, 2001. TIC is an international technology investor registered in St. Kitts & Nevis with offices at Churer Strasse 35, CH-9470

Buchs, SG, Switzerland that focuses on long term venture capital investments. TIC's managing member is Mr. Andre Khayyam who is a citizen of Austria.

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

     Although as of September 30, 2001, the Company's existing debt securities contained no such restrictions, the signing of future financing agreements could result in restrictions being placed on dividends, interest and principal payments, or any other covenant restrictions that could make payments of such debts difficult, create difficulties in obtaining further financings, limit the flexibility of changes in the business, and cause substantial liquidity problems. There can be no assurance, however, that such financing will be available or, if it is, that it will be available on terms acceptable to the Company.

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

     On May 31, 2001, the Company entered into the Settlement and Release Agreement with Sands Brothers & Co., Ltd. ("Sands Brothers"), Pursuant to which the Company agreed to an early repayment of the $4 million convertible note in the event that the Company receives $9 million in financing, and Sands Brothers agreed to reduce its warrants coverage from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11 per share. See a more detailed description of this transaction in Part II of this report.

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

     Interest Expense, net. The Company recorded net interest expense of $6,343,419 for the nine months ended September 30, 2001, compared with $4,259,462 for the nine months ended September 30, 2000, an increase of $2,083,957 or approximately 49%. The interest expense included $2,193,815 for the amortization of the financing discount and $3,917,000 related to the issuance of anti-dilutive common stock to previously converted debt holders and $370,582 of interest expense on the convertible debt and line of credit for the nine months ended September 30, 2001, compared with $1,354,700 for the amortization of the financing cost associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, $193,000 for the beneficial conversion feature on a subordinated convertible debt, $501,898 relating to interest expenses of bank overdrafts, shareholder's loans, convertible line of credit, and subordinated convertible debt, $500,000 related to the commission charged on the subordinated convertible debt issued, and $1,730,000 ascribed to warrants and modification of conversion terms for accounting purposes relating to the conversion of a shareholder loan and a convertible note during the nine months ended September 30, 2000. Interest revenue was generated through short-term deposits and amounted to $151,926 during the nine months ended September 30, 2001, compared to $20,136 for the nine months ended September 30, 2000. The increase in interest revenue was due to the higher cash balances held by the Company for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

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

     Interest Expense, net. The Company recorded net interest expense of $2,066,608 for the three months ended September 30, 2001, compared with $2,669,202 for the three months ended September 30, 2000, for a decrease of $602,594 or approximately 23%. Interest expense included $1,275,000 related to the issuance of anti-dilutive common stock to previously converted debt holders, $672,691 for the amortization of the financing discount for the three months ended September 30, 2001, associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, compared to $662,096 associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, $1,354,700 for the amortization of the financing cost associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit and $73,000 for the beneficial conversion feature on subordinated convertible debt during the three months ended September 30, 2000. Interest expenses relating to bank overdrafts, shareholder loans, convertible line of credit, and subordinated convertible debt amounted to $125,562 for the three months ended September 30, 2001, compared to $205,013 for the three months ended September 30, 2000. Interest revenue was generated through short-term deposits and amounted to $3,464 during the three months ended September 30, 2001, compared to $907 for the three months ended September 30, 2000.

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

     Net cash used in operating activities was $8,455,876 for the nine months ended September 30, 2001, including a net loss of $16,085,330, an increase in prepaid and other of $461,539, and an increase in payables and accrued liabilities of $397,196. This compares with net cash used in operating activities of $6,685,168 for the nine months ended September 30, 2000, including a net loss of $15,263,959, an increase in prepaid and other of $32,271, and an increase in payables and accrued liabilities of $885,789. For the nine months ended September 30, 2001, the Company recorded non-cash expenses of $1,081,000 relating to the issuance of stock options to employee and non-employee consultants, $101,535 loss realized on exchange of shares of common stock for debt to vendors, and $2,193,815 for the amortization of a discount from the issuance of detachable warrants in connection with past financings and $3,917,000 related to the issuance of anti-dilutive common stock to previously converted debt holders. This compares with a charge of $193,000 for the beneficial conversion feature on a convertible debt, a non-cash expenses of $4,293,000 relating to the issuance of stock options to employee and non-employee consultants, and $1,354,700 for the amortization of a discount from the issuance of detachable warrants in connection with past financings for the nine months ended September 30, 2000. The Company has not generated any revenues to date and does not anticipate cash flow from operations to be sufficient to fund its cash requirements for the foreseeable future.

     The Company incurred net capital expenditures of $287,535 for the nine months ended September 30, 2001, compared with $180,785 for the nine months ended September 30, 2000. These expenditures were primarily for laboratory equipment associated with the Company's continued research and development.

     On August 13, 2001, the Company entered into an agreement with Gleneagles on an equity line (See note 7 and note 8). On November 15, 2001, the Company entered into an agreement to terminate the equity line.

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

     As a research and development company in the data storage technology field, the Company continually expends large amounts of capital over short periods of time. While the Company has entered into the Company Loan Agreement (See Note 8) and is negotiating for additional financing, the Company cannot assure that it can continue to raise sufficient capital to fund operations for the foreseeable future. The Company cannot assure that any revenues generated in the future, if any, will be sufficient to finance the complete cost of its research and development. The Company will require additional funds before the Company can achieve positive cash flow from operations. Future capital requirements and profitability depend on many factors, such as the timely success of product development projects, the timeliness and success of joint venture and corporate alliance strategies and marketing efforts. The Company is actively in the process of raising additional capital. Terms on which the Company may raise additional capital may include restrictions that could make payments of existing debts difficult, create difficulties in obtaining future financings, limit the Company's options for changing the business and cause substantial cash flow problems. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue its operations. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders.

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


     Issued and outstanding /(1)/ .................................47,354,816
     Issuable upon exercise of outstanding warrants whether or not currently exercisable /(2)/..................................2,209,497
     Issuable upon exercise of outstanding stock options whether or not currently exercisable........................................6,484,948
     Issuable upon conversion of convertible loans /(3)/..............277,935


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

     On February 9, 2001, Clearview Capital (UK) Ltd. ("Clearview") commenced a lawsuit against the Company claiming that it is entitled to finder's fees in connection with the August 2000 financing. In May 2001, the Company settled the dispute by granting Clearview warrants to purchase 120,000 shares of the Company with an exercise price of $0.01. The warrant is exercisable from May 29, 2001 to May 29, 2004. Since the issuance was with respect to equity financings, there was no effect to the shareholders' deficit.

     In May 2001, the Company settled a dispute with Sands Brothers & Co., Ltd. ("Sands Brothers"), according to which the Company agreed to an early payment of the $4 million convertible notes payable in the event that the Company receives $9 million in financing, and Sands Brothers agreed to reduce its warrant ownership from 1,050,000 to 100,000, with the same exercise price of $3.67 per share, and from 2,400,000 with an exercise price of $15.13 per share to 100,000 with an exercise price of $11.00 per share. As of the date of settlement, the Company valued the warrants issued to Sands Brothers at an aggregate of $10,137,700 and valued the warrants that Sands Brothers retained at an aggregate of $706,593.The warrants were valued using the Black-Scholes option pricing model. The Company did not realize a charge to operations as a result of the changes to the original warrant issue as the initial warrant valuation was greater than the restructured valuation.

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

     On February 14, 2001, Jacqueline Hershkovitz was issued 19,710 shares of common stock upon the exercise of all of her adjustment warrants, which shares were valued at $136,696 based upon the market price of the Company's common stock on February 14, 2001. The adjustment warrants were issued to Mr. Hershkovitz in September 2000 as an inducement to purchase 14,774 shares of common stock of the Company and provide J. Hershkovitz certain investment value protection in case the market price of the Company's common stock declined below $11.68. All the shares issued pursuant to the exercise of the adjustment warrants were treated as adjustments to the initial investments and were recorded in the stockholders' equity section as a credit to common stock, for the par value of the shares, and a debit to additional paid in capital. The initial warrant issuance was accounted for as a cost of raising equity in the statement of stockholders' equity.

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

     On May 10, 2001, the Company signed a new agreement with Focus Tech that supersedes all the previous agreements, in which the number of warrants granted to the consultant will be lowered from 250,000 with exercise prices of $10.1531 per share and 100,000 with exercise price of $14.6656 per share to a total of 50,000 with an exercise price of $10.1531 per share. The Company did not realize compensation expense in connection with the new agreement, as the value ascribed to the warrants was lower than the value realized as compensation expense for the original warrant issue.

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

     Pursuant to the amended and restated Purchase Agreement, on September 7, 2001, the Company sold 714,286 shares of common stock ("Initial Shares") to Gleneagles for the aggregate purchase price of $1,000,000, corresponding to an initial purchase price of $1.40 per common share of the Company, less $10,000 cost of financing. The market price of the Company's common stock was $1.40 on the date we priced the Initial Shares.

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

     On September 10, 2001, the Company signed an investment banking agreement with Griffin Securities, Inc. ("Griffin") to provide general financial advisory services, including merger and acquisitions, and investment banking services on a non-exclusive basis. Pursuant to the agreement, Griffin received a grant of 100,000 three-year warrants, vesting immediately, non-forfeitable, and exercisable at $1.50 per share. The non-forfeitable warrants are exercisable until September 10, 2004. The fair value ascribed to the 100,000 warrants for accounting purposes was $45,000 based on the Black-Scholes option-pricing model and was recorded as a general and administrative expense with a corresponding increase to additional paid in capital.

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

     During the third quarter of 2001, pursuant to the Most Favored Nation (MFN) terms the Company incurred a liability of 4,717,635 common shares of the Company to Halifax. On October 1, 2001, the Company and Halifax entered into an Exchange Agreement whereby in exchange for (1) the cancellation of the issuable and prospectively issuable Anti-Dilution Shares and (2) the cancellation of the 393,968 Initial Warrants, the Company will deliver (1) 1,120,723 common shares,
(2) a $5 million 5% Senior Secured Convertible Debenture ("Senior Debenture") due October 1, 2006 and convertible at $6.00 per share with an effective conversion rate of $3.13 per share and (3) the Optional Debenture Warrant entitling Halifax to purchase, until October 8, 2002, a 5% Senior Secured Convertible debenture of up to $5 million, with the same conversion rate as the Senior Debenture, maturing five years following the respective issuance date. The Company believes that the securities issued in connection with the Exchange Agreement, were exempt from the registration requirements under the Securities Act pursuant to Section 3(a)(9) of the Securities Act, since the exchange was between the issuer with its existing security holders and no commission or other remuneration is paid or given directly for soliciting such exchange. Halifax represented its status as an accredited investor at the time of the exchange and its intention to acquire the securities for investment purposes only and not with a view to distribution thereof. Appropriate legends were affixed to the stock, warrant and debenture certificates issued in this transaction and Halifax had adequate access to information about the Company.

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

     During September 2001, the Company issued 340,489 and 409,511 shares to Winnburn and Epicenter, respectively, that was recorded as interest expense of $1,275,000 representing the fair market value of the common stock issued. During 2000, Winnburn and Epicenter were granted the same terms as Halifax with respect to the issuance of Anti-Dilution Shares.

     On September 17, 2001, the Company issued 300,000 common shares to George Carhart as payment for advisory services related to the Company's business development strategies that are to be rendered over a period of one year. The fair value of common stock issued was $279,000 based on a closing price of $0.93 on the date of the issuance.

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

     On October 19, 2001, the Company entered into a financing agreement with DeAM Convertible Arbitrage Fund Ltd. ("DeAM"). Under the agreement, C3D issued 5% Convertible Debentures due October 1, 2006 in the aggregate principal amount of $1,000,000, convertible at $.8513 per share. Additionally, the Company issued to DeAM five-year warrants exercisable for an aggregate of 458,113 shares of Common Stock at $.8513 per share. Upon the Company's fulfillment of certain conditions, the Company may sell an additional $2,000,000 of Debentures to DeAM under the agreement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:

------------------------------------------------------------------------------------------------
     Exhibit                                        Description
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
 2.2/(9)/          Agreement and Plan of Merger by and between Constellation 3D, Inc., a
                   Florida corporation, and Constellation 3D, Inc., a Delaware corporation, as of January 9, 2001.
------------------------------------------------------------------------------------------------
 2.3/(11)/         Agreement and Plan of Merger by and between Constellation 3D, Inc., a
                   Delaware corporation, and FMD&E, Inc., a Massachusetts corporation, as of
                   April 5, 2001.
------------------------------------------------------------------------------------------------
 3.1/(9)/          Certificate of Incorporation of Constellation 3D, Inc., a Delaware
                   corporation.
------------------------------------------------------------------------------------------------
 3.2/(9)/          Bylaws of Constellation 3D, Inc., a Delaware corporation.
------------------------------------------------------------------------------------------------
 4.1/(12)/         Common Stock Purchase Warrant, dated May 15, 2001, issued to Focus Tech
                   Investment, Inc.
------------------------------------------------------------------------------------------------
 4.2/(12)/         Consulting Agreement between Constellation 3D, Inc. and Focus Tech
                   Investment, Inc., dated May 10, 2001.
------------------------------------------------------------------------------------------------
 4.3/(12)/         Common Stock Purchase Warrant, dated May 29, 2001, issued to Clearview
                   Capital (UK) Ltd.
------------------------------------------------------------------------------------------------
 4.4/(12)/         (12) Stipulation of Settlement between Constellation 3D, Inc. and Clearview
                   Capital (UK) Ltd., dated May 29, 2001.
------------------------------------------------------------------------------------------------
 4.5/(12)/         Retained Warrant Certificate, effective May 31, 2001, issued to Sands
                   Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------
 4.6/(12)/         Additional Retained Warrant Certificate, effective May 31, 2001, issued to
                   Sands Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------
 4.7/(12)/         Settlement and Release Agreement between Constellation 3D, Inc. and Sands
                   Brothers & Co. Ltd., Sand Brothers Venture Capital, LLC and Mark G. Hollo,
                   dated May 31, 2001.
------------------------------------------------------------------------------------------------
 4.13/(8)/         Finder's Agreement, dated July 13, 2000, between Constellation 3D, Inc. and
                   The Shemano Group, Inc.
------------------------------------------------------------------------------------------------
 4.14/(8)/         Letter Agreement concerning warrant registration instructions, dated
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Exhibit                                             Description
--------------------------------------------------------------------------------------------------
                   September 18, 2000, between The Shemano Group, Inc. and Constellation 3D,
                   Inc.
------------------------------------------------------------------------------------------------
 4.15/(5)/         Common Stock Investment Agreement, dated as of August 23, 2000, among
                   Constellation 3D, Inc. and Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
 4.16/(5)/         Registration Rights Agreement, entered into as of August 23, 2000, between
                   Constellation 3D, Inc. and Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
 4.17/(5)/         Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value
                   Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to
                   Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
 4.18/(7)/         Amended and Restated Common Stock Purchase Warrant No. W2 to Purchase Shares
                   of $.001 par value Common Stock of Constellation 3D, Inc., dated September
                   19, 2000, issued to Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
  4.19/(5)/        Common Stock Optional Warrant No. OW1 to Purchase Optional Units of
                   Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
 4.20/(7)/         Amended and Restated Common Stock Optional Warrant No. OW2 to Purchase
                   Optional Units of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
 4.21/(5)/         Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value
                   Common Stock of Constellation 3D, Inc., dated August 23, 2000, issued to
                   Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
 4.22/(7)/         Amended and Restated Common Stock Adjustment Warrant No. AW2 to Receive
                   Shares of $.001 par value Common Stock of Constellation 3D, Inc., dated
                   September 19, 2000, issued to Halifax Fund, L.P.
------------------------------------------------------------------------------------------------
 4.23/(7)/         Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax Fund, L.P. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
 4.24/(8)/         Common Stock Investment Agreement, dated August 31, 2000, among
                   Constellation 3D, Inc. and Koor's Investors.
------------------------------------------------------------------------------------------------
 4.25/(8)/         Letter Amendment to the Common Stock Investment Agreement and Related
                   Agreements, dated October 18, 2000, by and between Constellation 3D, Inc.
                   and Koor Underwriters and Issuers Ltd.
------------------------------------------------------------------------------------------------
 4.26/(8)/         Registration Rights Agreement, dated August 31, 2000, by and between
                   Constellation 3D, Inc. and Koor's Investors.
------------------------------------------------------------------------------------------------
 4.27/(8)/         Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value
                   Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to
                   Koor's Investors.
------------------------------------------------------------------------------------------------
 4.28/(8)/         Common Stock Optional Warrant No. OW1 to Purchase Optional Units of
                   Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.
------------------------------------------------------------------------------------------------
 4.29/(8)/         Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value
                   Common Stock of Constellation 3D, Inc., dated August 31, 2000, issued to
                   Koor's Investors.
------------------------------------------------------------------------------------------------
 4.30/(8)/         Warrant Agreement, dated August 18, 2000, by and between Constellation 3D,
                   Inc. and Blank Rome Comisky & McCauley LLP.
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
   Exhibit                                    Description
--------------------------------------------------------------------------------------------------
   4.31/(8)/       Common Stock Investment Agreement, dated September 12, 2000, among
                   Constellation 3D, Inc. and Jacqueline Hershkovitz.
------------------------------------------------------------------------------------------------
   4.32/(8)/       Registration Rights Agreement, dated September 12, 2000, between
                   Constellation 3D, Inc. and Jacqueline Hershkovitz.
------------------------------------------------------------------------------------------------
   4.33/(8)/       Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value
                   Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to
                   Jacqueline Hershkovitz.
------------------------------------------------------------------------------------------------
   4.34/(8)/       Common Stock Optional Warrant No. OW1 to Purchase Optional Units of
                   Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline
                   Hershkovitz.
------------------------------------------------------------------------------------------------
   4.35/(10)/      Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value
                   Common Stock of Constellation 3D, Inc., dated September 12, 2000, issued to
                   Jacqueline Hershkovitz.
------------------------------------------------------------------------------------------------
   4.36/(8)/       Contract for Capital Raising, dated August 18, 2000, between Koor
                   Underwriters and Issuers Ltd. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
   4.37/(8)/       Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO Investment Inc. and
                   Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
   4.38/(8)/       Amendment and Supplement to Common Stock Investment-Term Sheet, dated August
                   18, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
   4.39/(6)/       Securities Purchase Agreement, dated March 23, 2000, by and between
                   Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.
------------------------------------------------------------------------------------------------
   4.40/(6)/       Registration Rights Agreement dated as of March 24, 2000 by and between
                   Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.
------------------------------------------------------------------------------------------------
   4.41/(6)/       10% Subordinated Convertible Debenture, dated March 24, 2000, made by
                   Constellation 3D, Inc. to Sands Brothers Venture Capital Associates LLC.
------------------------------------------------------------------------------------------------
   4.42/(13)/      Common Stock Adjusted Warrants issued to The Gleneagles Fund Company II, dated as of August 16, 2001.
------------------------------------------------------------------------------------------------
   4.43/(13)/      Common stock Purchase Agreement by and between Constellation 3D, Inc. and
                   The Gleneagles Fund Company II, dated as of August 13, 2001.
------------------------------------------------------------------------------------------------
   4.44/(13)/      Registration Rights Agreement by and between Constellation 3D, Inc.and the
                   Gleaneagles Fund Company II, dated as of August 13, 2001.
------------------------------------------------------------------------------------------------
   4.45/(15)/      Consulting agreement By and Between George Carhart and Constellation 3D Inc.
                   dated September 17, 2001.
------------------------------------------------------------------------------------------------
   4.46/(15)/      Settlement and Release By and Between G.L.A.S. Trading Ltd. And
                   Constellation 3D, Inc. dated September 10, 2001.
------------------------------------------------------------------------------------------------
   4.47/(16)/      Common Stock Purchase Warrant to Purchase Shares of $.00001 par value Common
                   Stock of Constellation 3D, Inc., dated October 19, 2001, issued to DeAM
                   Convertible Arbitrage Fund Ltd.
------------------------------------------------------------------------------------------------
   4.48/(16)/      5% Convertible Debenture due October 1, 2006 in an aggregate
------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
   Exhibit                              Description
-----------------------------------------------------------------------------------------------
                   principal amount of One Million Dollars payable by Constellation 3D,
                   Inc.. a Delaware company to DeAM Convertible Arbitrage Fund Ltd.
-----------------------------------------------------------------------------------------------
  4.49/(16)/       Registration Rights Agreement dated October 19, 2001 by and among
                   Constellation 3D, Inc., a Delaware company and DeAM Convertible Arbitrage
                   Fund Ltd.
------------------------------------------------------------------------------------------------
  4.50/(16)/       Exchange Agreement made as of October 1, 2001 by and between Constellation
                   3D, Inc., a Delaware corporation, and Halifax Fund, L.P, a Cayman Islands limited partnership.
------------------------------------------------------------------------------------------------
  4.51/(16)/       Security Agreement made as of October 1, 2001 by and between Constellation
                   3D, Inc., a Delaware corporation, and Halifax Fund, L.P, a Cayman Islands limited partnership.
------------------------------------------------------------------------------------------------
  4.52/(16)/       Subsidiary Guarantee made by the subsidiaries of Constellation 3D, Inc., a
                   Delaware company in favor of Halifax Fund, L.P, a Cayman Islands limited partnership.
------------------------------------------------------------------------------------------------
  4.53/(16)/       Optional Debenture Warrant No. ODW1 To Purchase 5% Senior Secured
                   Convertible Debentures due October 1, 2006 payable to Halifax Fund, L.P. by
                   Constellation 3D, Inc., a Delaware company.
------------------------------------------------------------------------------------------------
  4.54/(16)/       5% Senior Secured Debenture in an aggregate principal amount of Five Million
                   Dollars due October 1, 2006 payable to Halifax Fund, L.P. by Constellation
                   3D, Inc. a Delaware company.
------------------------------------------------------------------------------------------------
  4.55/(16)/       Restructuring Agreement, dated October 16, 2001, entered into by and between
                   Constellation 3D, Inc., a Delaware corporation (the "Company") and Sands
                   Brothers Venture Capital, LLC, a New York limited liability company
                   ("Venture Capital").
------------------------------------------------------------------------------------------------
  4.56/(16)/       Debenture dated as of October 19, 2001 by and among Constellation 3D, Inc., a Delaware corporation, and DeAM Convertible Arbitrage Fund Ltd.
------------------------------------------------------------------------------------------------
  4.57/(17)/       Loan Agreement, dated as of November 17, 2001, by and between TIC Target
                   Invest Consulting, LLC and Constellation 3D Technology Limited.
------------------------------------------------------------------------------------------------
  4.58/(17)/       Loan Agreement, dated as of November 17, 2001, by and between Constellation
                   3D Technology Limited and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.59/(17)/       Assignment Agreement, dated as of November 17, 2001, by and among
                   Constellation 3D Technology Limited, TIC Target Invest Consulting, LLC and
                   Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.60/(17)/       Option Agreement, dated as of November 17, 2001, by and between
                   Constellation 3D Technology Limited and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.61/(17)/       Security Holders Agreement, dated as of November 17, 2001, by and among
                   Constellation 3D, Inc., TIC Target Invest Consulting, LLC and Constellation
                   3D Technology Limited.
------------------------------------------------------------------------------------------------
  4.62/(17)/       Registration Rights Agreement, dated as of November 17, 2001, by and between
                   Constellation 3D, Inc. and TIC Target Invest Consulting, LLC.
------------------------------------------------------------------------------------------------
  4.63/(17)/       Amended Restructuring Agreement, dated as of November 15, 2001, by and between Constellation 3D, Inc. and Sands Brothers Venture
------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
   Exhibit                                     Description
-------------------------------------------------------------------------------------------------
                   Capital, LLC.
-------------------------------------------------------------------------------------------------
  4.64/(17)/       Securities Purchase Agreement, dated as of November 19, 2001, by and between
                   Constellation 3D, Inc. and Latham & Watkins
-------------------------------------------------------------------------------------------------
  4.65/(17)/       Securities Purchase Agreement, dated as of November 19, 2001, by and between
                   Constellation 3D, Inc. and Blank Rome Comisky & McCauley LLP
------------------------------------------------------------------------------------------------
  4.66/(17)/       Security Agreement, dated November 16, 2001, by and between Constellation 3D
                   Technology Limited and TIC Target Invest Consulting LLC
------------------------------------------------------------------------------------------------
  4.67/(17)/       Amended and Restated Common Stock Adjustment Warrant, dated November 15,
                   2001, and issued by Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.68/(17)/       Termination of Amended and Restated Purchase Agreement, dated November 15,
                   2001, by and between Constellation 3D, Inc. and Gleneagles Fund Company II.
------------------------------------------------------------------------------------------------
  4.69/(9)/        Constellation 3D, Inc. 1999 Stock Option Plan.
------------------------------------------------------------------------------------------------
  4.70/(9)/        Amendment to the 1999 Stock Option Plan of Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.71/(3)/        Stock Option Agreement, dated December 27, 1999, made by and between C3D
                   Inc. and Michael L. Goldberg, Esquire.
------------------------------------------------------------------------------------------------
  4.72/(8)/        Stock Option Agreement, dated August 22, 2000, made by and between
                   Constellation 3D, Inc. and Vladimir Schwartz.
------------------------------------------------------------------------------------------------
  4.73/(8)/        Warrant Agreement, dated August 22, 2000, by and among Constellation 3D,
                   Inc., TriD Store IP, LLC, Reflekt Technology, Inc., and Vladimir Schwartz.
------------------------------------------------------------------------------------------------
  4.74/(3)/        Placement Agency Agreement, dated December 1, 1999, by and between Sands
                   Brothers & Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------
  4.75/(3)/        Amendment No. 1 to Placement Agency Agreement, dated December 22, 1999 by and between Sands Brothers & Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------
  4.76/(6)/        Amendment No. 2 to Placement Agency Agreement, dated March 7, 2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------
  4.77/(6)/        Amendment No. 3 to Placement Agency Agreement, dated March 23, 2000, by and between Sands Brothers & Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------
  4.78/(4)/        Amendment No. 4 to Placement Agency Agreement, dated May 16, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No.
                   2 to Warrant Agreement dated May 16, 2000, between Constellation 3D, Inc.
                   and Sands Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------
  4.79/(4)/        Amendment No. 5 to Placement Agency Agreement, dated May 31, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No.
                   3 to Warrant Agreement, dated May 31, 2000, between Constellation 3D, Inc.
                   and Sands Brothers & Co., Ltd.; Amendment No. 1 to Warrant Certificate No.
                   SB-2, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers
                   & Co., Ltd.
------------------------------------------------------------------------------------------------
  4.80/(4)/        Amendment No. 6 to Placement Agency Agreement, dated September28, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.81/(4)/        Amendment No. 7 to Placement Agency Agreement, dated August 3,
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
   Exhibit                                  Description
------------------------------------------------------------------------------------------------
                   2000, by and between Sands Brothers & Co., Ltd. and Constellation
                   3D, Inc., Amendment No. 4 to Warrant Agreement, dated August 3,
                   2000, by and between Sands Brothers & Co., Ltd. and Constellation
                   3D, Inc., Amendment No. 2 to Warrant Certificate No. SB-2, dated
                   August 3, 2000, between Constellation 3D, Inc. and Sands Brothers &
                   Co., Ltd.
------------------------------------------------------------------------------------------------
  4.82/(3)/        Warrant Agreement, dated December 1, 1999, by and between Sands Brothers &
                   Co., Ltd. and C3D, Inc.
------------------------------------------------------------------------------------------------
  4.83/(6)/        Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between
                   Sands Brothers & Co., Ltd. and C3D, Inc.
------------------------------------------------------------------------------------------------
  4.84/(6)/        Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands
                   Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------
  4.85/(6)/        Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands
                   Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------
  4.86/(8)/        Loan Agreement, dated August 23, 2000, by and among Constellation 3D
                   Technology Limited and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.86/(10)/       Amendment to Loan Agreement, dated March 11, 2001, by and among
                   Constellation 3D Technology Limited and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.87/(8)/        Convertible Note, dated August 28, 2000, by and between Constellation 3D
                   Technology Ltd. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------
  4.88/(14)/       Amended and Restated Common Stock Purchase Agreement by and between
                   Constellation 3D, Inc. and The Gleneagles Fund Company II, dated as of
                   August 16, 2001.
------------------------------------------------------------------------------------------------
  4.89/(14)/       Amended and Restated Registration Rights Agreement by and between
                   Constellation 3D, Inc. and The Gleneagles Fund Company II, dated as of
                   August 16, 2001.
------------------------------------------------------------------------------------------------
  4.90/(16)/       Letter Agreement between Constellation 3D, Inc., a Delaware corporation and
                   Epicenter Venture Finance Ltd. amending Purchase Price Adjustments in Sec.
                   7.1 of Common Stock Investment Agreement of August 23, 2000.
------------------------------------------------------------------------------------------------
  4.91/(16)/       Letter Agreement between Constellation 3D, Inc., a Delaware corporation and
                   Winnburn Advisory amending Purchase Price Adjustments in Sec. 7.1 of Common
                   Stock Investment Agreement of August 23, 2000.
------------------------------------------------------------------------------------------------
  4.92/(16)/       Settlement Agreement and Release by and between Constellation 3D, Inc.,
                   Constellation 3D Technology Ltd., Roderic Alexander Hamilton and Challis
                   International Ltd.
------------------------------------------------------------------------------------------------
  10.1/(1)/        Rental Contract, Unprotected According to the Tenants' Protection Law
                   (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law
                   (Consolidated Version) of 1972, made and signed in Tel Aviv on March 25,
                   1997.
------------------------------------------------------------------------------------------------
  10.2/(2)/        Rental Contract, Unprotected According to the Tenants' Protection Law
                   (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law
                   (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8,
                   1998.
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
   Exhibit                                   Description
--------------------------------------------------------------------------------------------------
  10.3/(1)/        Agreement N. 356/181298 on the rent of office premises, dated December 18,
                   1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as
                   "Renter."
------------------------------------------------------------------------------------------------
  10.5/(1)/        The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as
                   "Lessor" and ZAO "TriD Store Vostok" as "Tenant."
------------------------------------------------------------------------------------------------
  10.6/(1)/        Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5, 1999, between
                   MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."
------------------------------------------------------------------------------------------------
  10.8/(3)/        Agreement N. 356A/291299 on the rent of the office premises, dated December
                   29, 1999 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok"
                   as "Renter."
------------------------------------------------------------------------------------------------
  10.9/(3)/        The Rent Agreement of office premises No. 5/2, dated January 5, 2000, between MSU Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Renter."
------------------------------------------------------------------------------------------------
  10.10/(8)/       Agreement of Unprotected Tenancy According to Law for Tenant Protection
                   (Miscellaneous Instructions) 5728-1968 as Integrated into Law for Tenant
                   Protection (Consolidated Version) 5732-1972 as Drawn and Signed in Holon on
                   the 30/th/ of August 2000, between Sadav (1988) Building and Investment Ltd.
                   and C3D Israel Ltd.
------------------------------------------------------------------------------------------------
  10.11/(1)/       Employment Agreement dated July 15, 1998, by and between Memory Devices
                   (M.D.) (1996) Ltd. and Ronen Yaffe.
------------------------------------------------------------------------------------------------
  10.12/(10)/      Lease of Corporate Apartment by and between Constellation 3D, Inc. as tenant and Related Broadway L.L.C. as landlord dated October 29, 2000.
------------------------------------------------------------------------------------------------
  10.13/(10)/      Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings
                   Property L.L.C. effective November 15, 2000.
------------------------------------------------------------------------------------------------
  10.14/(10)/      Employment Agreement by and between Constellation 3D, Inc. and Craig Weiner.
------------------------------------------------------------------------------------------------
  10.15/(10)/      Employment Agreement by and between Constellation 3D, Inc. and Raymond Peter
                   Tellini.
------------------------------------------------------------------------------------------------
  10.16/(11)/      Employment Agreement by and between Constellation 3D, Inc. and Steve Haddad.
------------------------------------------------------------------------------------------------
  10.17/(11)/      Lease of Corporate Office by and between Constellation 3D, Inc. as tenant and Madison Third Building as landlord April 2, 2001.
------------------------------------------------------------------------------------------------
  10.18/(11)/      Sub Contractor and Development Agreement by and between Constellation 3D,
                   Inc. and Collin Smith International Inc.
------------------------------------------------------------------------------------------------
  10.19/(13)/      Consulting Agreement between Constellation 3D, Inc. and Focus Partners LLC, dated June 1, 2001.
------------------------------------------------------------------------------------------------
  (1)              Incorporated by reference to exhibits filed with Registration Statement on
                   Form 10 filed November 12, 1999.
------------------------------------------------------------------------------------------------
  (2)              Incorporated by reference to exhibits filed with Registration Statement on
                   Form 10/A No. 1 filed December 27, 1999.
------------------------------------------------------------------------------------------------
  (3)              Incorporated by reference to exhibits filed with Registration Statement on
                   Form 10/A No. 2 filed January 14, 2000.
------------------------------------------------------------------------------------------------
  (4)              Incorporated by reference to exhibits filed with Form 10-Q filed
------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
   Exhibit                                     Description
-----------------------------------------------------------------------------------------------
                   August 14, 2000.
------------------------------------------------------------------------------------------------
  (5)              Incorporated by reference to exhibits filed with Form 8-K filed August 25,
                   2000.
------------------------------------------------------------------------------------------------
  (6)              Incorporated by reference to exhibits filed with Form 10-K/A filed March 31,
                   2000.
------------------------------------------------------------------------------------------------
  (7)              Incorporated by reference to exhibits filed with Form 8-K filed October 6,
                   2000.
------------------------------------------------------------------------------------------------
  (8)              Incorporated by reference to exhibits filed with Form S-1 filed October 20,
                   2000.
------------------------------------------------------------------------------------------------
  (9)              Incorporated by reference to Appendices filed with the Definitive Proxy
                   Statement filed January 16, 2001.
------------------------------------------------------------------------------------------------
  (10)             Incorporated by reference to exhibits filed with Form 10-K filed April 2,
                   2001.
------------------------------------------------------------------------------------------------
  (11)             Incorporated by reference to exhibits filed with Form 10-Q filed May 15,
                   2001.
------------------------------------------------------------------------------------------------
  (12)             Incorporated by reference to exhibits filed with Form S-3 filed June 29,
                   2001.
------------------------------------------------------------------------------------------------
  (13)             Incorporated by reference to exhibits filed with Form 10-Q filed August 14,
                   2001.
------------------------------------------------------------------------------------------------
  (14)             Incorporated by reference to exhibits filed with Form 8-K filed August 24,
                   2001.
------------------------------------------------------------------------------------------------
  (15)             Incorporated by reference to exhibits filed with Form S-8 filed October 9,
                   2001.
------------------------------------------------------------------------------------------------
  (16)             Incorporated by reference to exhibits filed with Form 8-K filed October 25,
                   2001.
------------------------------------------------------------------------------------------------
  (17)             Incorporated by reference to exhibits filed with Form 8-K filed November 30,
                   2001.
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


(b) Reports on Form 8-K

The following Current Reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:

1. On June 11, 2001, the Company filed a Current Report on Form 8-K which is hereby incorporated by reference.

2. On August 24, 2001, the Company filed a Current Report on Form 8-K which is hereby incorporated by reference.

3. On October 25, 2001, the Company filed a Current Report on Form 8-K which is hereby incorporated by reference.

4. On November 30, 2001, the Company filed a Current Report on Form 8-K which is hereby incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONSTELLATION 3D, INC.
                              ----------------------
                                 (Registrant)

Date:  December 13, 2001      By: /s/ Eugene Levich
                                 ----------------------------
                                 EUGENE LEVICH
                                 President and
                                 Chief Executive Officer
                                 (Principal Executive Officer
                                 and Director)


Date:  December 13, 2001      By: /s/ Leonardo Berezowsky
                                 ----------------------------
                                 LEONARDO BEREZOWSKY
                                 Chief Financial Officer and Senior
                                 Vice President of Finance
                                 (Principal Financial and
                                 Accounting Officer)