Form 10-K/A
period 2000-12-31
CONSTELLATION 3D INC
filed 2002-01-11
CIK 1080290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28081

                             CONSTELLATION 3D, INC.
             (Exact name of Registrant as specified in its charter)


                                              805 Third Avenue
               Delaware                   New York, New York 10169              13-4064492
   --------------------------------    -------------------------------    ----------------------
   (State or other jurisdiction of     (Address of principal executive      (I.R.S. Employer
    incorporation or organization)       offices including zip code)      Identification Number)
   --------------------------------     ------------------------------    ----------------------

                                 (212) 308-3572
                        ---------------------------------
                         (Registrant's telephone number,
                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
        -----------------------        -----------------------------------------
                 None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.00001 Par Value
                        ---------------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on December 7, 2001 as reported on the NASDAQ National Market, was approximately $32,780,866. Shares of common stock held by each officer and director, by each person who owns 5% or more of the outstanding common stock, and by Constellation 3D Trust LLC, a wholly owned subsidiary of the Registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of January 11, 2002, the Registrant had 50,713,087 shares of common stock outstanding, excluding 500,000 shares held by Constellation 3D Trust LLC, a wholly owned subsidiary of the Registrant.

The Registrant hereby amends its annual report on Form 10-K as follows:

                                                          Constellation 3D, Inc.
                                                   (A Development Stage Company)


                                               Consolidated Financial Statements
                                               ---------------------------------

                                    Years ended December 31, 2000, 1999 and 1998
                                         and from inception (September 25, 1997)
                                                       through December 31, 2000

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)

Index to Financial Statements
--------------------------------------------------------------------------------
Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants ......................... F-1

Consolidated Financial Statements

      Balance Sheets as of December 31, 2000 and 1999 ...................... F-2

      Statements of Operations for the years ended December 31, 2000, 1999 and 1998, and the period from September 25, 1997 (inception) to
      December 31, 2000 .................................................... F-3

      Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998 ............................... F-4

      Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998, and the period from September 25, 1997 (inception) to
      December 31, 2000 .................................................... F-6

Notes to Consolidated Financial Statements ................................. F-8


Report of Independent Certified Public Accountants

Board of Directors and Stockholders of
Constellation 3D, Inc.

We have audited the accompanying consolidated balance sheet of Constellation 3D, Inc. (a development stage company) and its subsidiaries ("the Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998 and for the period from September 25, 1997 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Constellation 3D, Inc. (a development stage company) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000,1999, and 1998 and for the period from inception (September 25, 1997) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman LLP

BDO Seidman LLP
New York, New York

February 21, 2001 (except for Note 11(c) which is as of March 11, 2001 and Note 11(d) which is as of March 29, 2001)


                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
                                                                                    December 31,       December 31,
                                                                                        2000               1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

   Cash and cash equivalents                                                         $  8,728,600       $  2,030,139
   Prepaid and other                                                                      245,372            150,989
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                    8,973,972          2,181,128

Furniture and Equipment, net                                                              426,293            241,100
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $  9,400,265       $  2,422,228
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                                             $  1,924,773       $  1,268,404
   Due to related parties                                                                 267,283            360,711
   Convertible Line of Credit, net of discount of $312,968                                720,278                  -
   Current portion of convertible notes payable, net of discount of                     2,224,906            650,577
     $1,880,847 and $0
   Due to shareholder                                                                           -          1,316,712
-----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                               5,137,240          3,596,404
Convertible Notes Payable                                                                       -          2,105,480

Other Long Term Liabilities                                                                39,237             39,969
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                       5,176,477          5,741,853
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock, no par value; 10,000,000 shares authorized, 0 issued and
    outstanding                                                                                 -                  -
   Common stock, $.00001 par value; 100,000,000 shares authorized, 43,192,775
    and 41,001,609 issued and outstanding                                                     432                410
   Additional paid in capital                                                          35,141,895          7,351,299
   Deficit accumulated during the development stage                                   (30,918,539)       (10,671,334)
-----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)                                                    4,223,788         (3,319,625)
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficit)                                 $  9,400,265       $  2,422,228
=======================================================================================================================
                The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Cumulative Amounts
                                                      From Inception                           Year Ended December 31,
                                                   (September 25, 1997)         ----------------------------------------------------
                                                 Through December 31, 2000           2000              1999              1998
------------------------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES
    Research and development                           $ 10,097,976             $  4,658,082        $ 2,413,239      $ 1,534,948
    General and administrative                            9,083,440                4,369,384          1,986,392        1,660,477
    Marketing                                             5,784,561                5,686,926             97,635                -
------------------------------------------------------------------------------------------------------------------------------------

  Total operating expenses                               24,965,977               14,714,392          4,497,266        3,195,425
------------------------------------------------------------------------------------------------------------------------------------

  OTHER EXPENSES
    Interest expense (income), net                        5,786,098                5,433,399            305,833           (6,985)
    Taxes                                                   166,464                   99,414             63,588            3,462
------------------------------------------------------------------------------------------------------------------------------------

  Net loss                                             $(30,918,539)            $(20,247,205)       $(4,866,687)     $(3,191,902)
====================================================================================================================================

  Net loss per share - basic and diluted                                        $      (0.49)       $     (0.15)     $     (6.80)
====================================================================================================================================

  Weighted average number of shares of
   common stock outstanding - basic and
   diluted                                                                        41,644,812         32,148,978          469,275
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

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                            Deficit
                                              Common Stock                                Accumulated
                                     -----------------------------      Additional         During the
                                         Shares           Amount      Paid-in Capital   Development Stage      Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                     600     $       -       $        3       $ (2,612,745)     $(2,612,742)

Issuance of common stock for
   cancellation of shareholders
   advances, December 27, 1998           3,749,400            37        4,888,500                  -        4,888,537

Recapitalization, December 27, 1998     25,464,000           255             (255)                 -                -

Net Loss                                         -             -                -         (3,191,902)      (3,191,902)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998              29,214,000           292        4,888,248         (5,804,647)        (916,107)

Debt settlement through the
   issuance of common stock -
   April 1, 1999                            36,000            -           241,490                 -           241,490

Common stock issued in connection
   with reverse acquisition -
   October 1, 1999                      11,109,765           112          953,093                 -           953,205

Conversion of notes payable -
   October 22, 1999                        608,835             6        1,014,719                 -         1,014,725

Sale of common stock for cash (net
   of issuance cost of $24,995)
   November 1, 1999                         25,509             -           99,999                 -            99,999

Issuance of common stock for
   services November 8, 1999                 7,500             -           28,750                 -            28,750

Beneficial conversion discount of
   convertible debt - November 11,
   1999                                          -             -          125,000                 -           125,000

Net loss                                         -             -                -        (4,866,687)       (4,866,687)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999              41,001,609           410        7,351,299       (10,671,334)       (3,319,625)

Deferred interest relating to
   issuance of detachable warrants                                      3,880,000
   - March 24, 2000                              -             -                                  -         3,880,000

Beneficial conversion discount of
   convertible debt - March 24, 2000             -             -          120,000                 -           120,000

Noncash stock-based compensation
   relating to issuance of stock
   options to consultant - May 11,
   2000                                          -             -        4,293,000                 -         4,293,000

Issuance of common stock for cash -
   August 17, 2000                          25,000             -          250,000                 -           250,000

Warrants issued relating to legal
   services rendered - August 18,
   2000                                          -             -           50,000                 -            50,000

Deferred interest relating to
   issuance of detachable options
   on line of credit  - August 23,
   2000                                          -             -          763,000                 -           763,000

Deferred interest relating to
   issuance of detachable warrants
   on line of credit - August 23,
   2000                                   -                    -          117,000                 -           117,000
-----------------------------------------------------------------------------------------------------------------------

Continued

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    Continued

                                                                                            Deficit
                                                Common Stock                              Accumulated
                                       -----------------------------     Additional        During the
                                            Shares         Amount     Paid-in Capital   Development Stage       Total
-----------------------------------------------------------------------------------------------------------------------
Conversion of loan payable - August
   23, 2000                                138,102             1        1,402,162                 -         1,402,163

Conversion of notes payable -
   August 23, 2000                         166,097             2        1,686,397                 -         1,686,399

Issuance of common stock for cash
   (net of issuance cost of
   $384,945) - August 23, 2000             492,459             5        4,615,050                 -         4,615,055

Issuance of warrants and
   modification of conversion terms
   in connection with conversion of
   debt and shareholder loans -                                         1,730,000
   August 23, 2000                               -             -                                  -         1,730,000

Warrants issued in connection with
   the acquisition of patents -                                            56,000
   August 28, 2000                               -             -                                  -            56,000

Issuance of common stock for cash
   (net of issuance cost of
   $80,017) - August 31, 2000              197,026             2        1,920,407                 -         1,920,409

Conversion of notes payable -
   September 12, 2000                      380,000             4          681,570                 -           681,574

Issuance of common stock for cash -
   September 12, 2000                       14,774             -          144,000                 -           144,000

Issuance of common stock for cash
   (net of issuance cost of
   $384,945)- September 19, 2000           492,459             5        4,615,050                 -         4,615,055

Conversion of notes payable -
   October 12, 2000                         49,500             1          544,506                 -           544,507

Issuance of warrants and
   modification of conversion terms
   in connection with convertible                                          53,000
   debt - October 12, 2000                      -              -                                  -            53,000

Noncash stock-based compensation
   relating to issuance of stock
   options to directors - November                                         36,321
   9, 2000                                      -              -                                  -            36,321

Issuance of common stock on
   cashless exercise of stock
   options - December 7, 2000              235,749             2               (2)                -                 -

Noncash stock-based compensation
   relating to issuance of stock
   options to consultants - December                                      833,135
   29, 2000                                     -              -                                  -           833,135

Net loss                                        -              -                -       (20,247,205)      (20,247,205)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000              43,192,775   $       432     $ 35,141,895      $(30,918,539)     $  4,223,788
=======================================================================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Cumulative Amounts
                                                         From Inception
                                                      (September 25, 1997)                     Year Ended December 31,
                                                       Through December 31,   ------------------------------------------------------
                                                               2000               2000                1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net loss                                           $  (30,918,539)       $ (20,247,205)     $   (4,866,687)    $   (3,191,902)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
          Noncash stock-based compensation                  5,191,206            5,162,456              28,750                  -
          Beneficial conversion feature                       245,000              120,000             125,000                  -
          Discount amortization on deferred interest        2,566,185            2,566,185                   -
          Depreciation                                        152,042               72,679              40,438             33,129
          Write down of furniture and equipment                49,750                    -              49,750                  -
          Interest expense relating to issuance of
            warrants                                        1,115,000            1,115,000                   -                  -
          Interest expense relating to modification of
            debt conversion rates                             668,000              668,000                   -                  -
          Warrants issued relating to services rendered       106,000              106,000                   -                  -
          Change in assets and liabilities:
               Prepaid and other                             (245,372)             (94,383)              5,338           (135,214)
               Accounts payable                             1,923,181              656,369             844,441            150,343
               Accrued interest on debt                       434,504              380,876              53,625                  -
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                     (18,713,043)          (9,494,023)         (3,719,345)        (3,143,644)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
    Purchase of furniture and equipment                      (739,241)            (257,872)           (145,986)          (200,197)
    Sale of furniture and equipment                            80,405                    -              80,405                  -
    Business acquisition, net of cash acquired              1,019,413                    -           1,019,413                  -
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing
    Activities                                                360,577             (257,872)            953,832           (200,197)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
    Proceeds from issuance of common stock                 16,533,056           11,544,519             100,000          4,888,537
    Proceeds from issuance of convertible debt              7,700,000            4,000,000           3,100,000                  -
    Proceeds from borrowings on line of credit              1,000,000            1,000,000                   -                  -
    Proceeds from (payments to) shareholders loan           1,541,490                    -           1,541,490         (4,152,521)
    Net changes in other long-term debt                        39,237                 (735)             (6,856)            20,480
    Net advances from (repayments to) related party           267,283              (93,428)            (62,079)          (108,277)
------------------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                  27,081,066           16,450,356           4,672,555            648,219
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
    Equivalents                                         $   8,728,600         $  6,698,461       $   1,907,042     $   (2,695,622)

Cash and Cash Equivalents, beginning of period                      -            2,030,139             123,097          2,818,719
------------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                $   8,728,600         $  8,728,600       $   2,030,139     $      123,097
------------------------------------------------------------------------------------------------------------------------------------

Continued
                                       F-6

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

=====================================================================================================================
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

     The acquisition of Constellation Tech was treated as a reverse acquisition whereby C3D was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost basis. The results of operations include that of both companies from the date of acquisition forward. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. The Financial Statements reflect the operations beginning on September 25, 1997 as the Company's operations from December 27, 1995 (date of incorporation) to September 24, 1997 were insignificant. As the transaction was a reverse acquisition with a public shell with no operations, no pro forma information related to this transaction is provided. As disclosed in the original Form 10-K, Constellation Tech had beneficial ownership of 67.4% of the Company's issued and outstanding shares of common stock. As of December 7, 2001, Constellation Tech currently has the power to vote 26,089,283 shares of common stock of the Company, representing 40.9% of the issued and outstanding shares of common stock.

     Constellation Tech is owned by the following entities: United European Enterprises, Ltd., a Nevis company ("United European"), owns approximately 55.5% of the voting shares of Constellation Tech; United European is owned by almost 90% of the Company's scientists and certain of the Company's officers and directors, including Eugene Levich, Leonardo Berezowsky and Lev Zaidenberg; Constellation Group Investments Inc., a British Virgin Islands company, owns approximately 54.9% of the voting shares of United European; Alex-L Foundation, the Lion & Heart Foundation and Lediligi Foundation, three Liechtenstein Trusts, have beneficial ownership of all of the voting shares of Constellation Group Investments, Inc. Markus Banzer, Hubert Buchel and Criterion Treuunternehmen reg., are the respective sole trustees of the foregoing trusts. No individual, trust or business entity controls the three trustees. Certain members of Professor Eugene Levich's family are among the beneficiaries of the Alex-L Foundation. Certain members of Lev Zaidenberg's family are among the beneficiaries of the Lion & Heart Foundation. Leonardo Berezowsky and certain members of his family are among the beneficiaries of the Lediligi Foundation.

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

NOTE 3. Furniture and Equipment

Furniture and equipment consists of the following:

                                                  December          December
                                                     31,               31,
                                                    2000              1999
--------------------------------------------------------------------------------

Furniture and equipment                       $    578,335      $    320,463

Less: accumulated depreciation                     152,042            79,363
--------------------------------------------------------------------------------
Furniture and equipment, net                  $    426,293      $    241,100
--------------------------------------------------------------------------------

NOTE 4.  Convertible Notes Payable (See Note 8)

Convertible notes payable consist of the following:

                                                December 31,      December 31,
                                                    2000              1999
--------------------------------------------------------------------------------
Convertible note payable, interest at LIBOR
+ 3%, due on demand (a)                           $       --       $  650,577

Convertible note payable, interest at 8%,
due October 31, 2001 (b)                                  --          505,480

Convertible note payable, interest at 8%,
due October 31, 2001 (c)                                  --        1,600,000

Convertible note payable, interest at 10%,
due September 24, 2001 (d)                         4,105,753               --
--------------------------------------------------------------------------------

                                                   4,105,753        2,756,057

Less: amount representing interest on
detachable stock purchase warrants
(See Note 8)                                       1,880,847               --
--------------------------------------------------------------------------------
                                                   2,224,906        2,756,057

Less: current maturities                           2,224,906          650,577
--------------------------------------------------------------------------------
                                                  $       --       $2,105,480
--------------------------------------------------------------------------------

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

The following table summarizes information about warrants outstanding at December 31, 2000:

                                                                                        Fair Market
                                            Exercise                                   Value on Grant
   Grant Date              Shares             Price             Expiration Date             Date
-----------------------------------------------------------------------------------------------------

March 24, 2000           1,050,000          $   3.67          December 1, 2004            $45,975,000
March 24, 2000           2,400,000          $  15.13          December 1, 2004            $86,382,000
August 17, 2000             25,000          $  11.50          August 17, 2005             $   191,000
August 18, 2000              5,555          $  0.001          July 31, 2005               $    50,000
August 22, 2000             10,000          $  11.25          August 22, 2004             $    56,000
August 23, 2000             30,000          $  11.50          August 23, 2003             $   117,000
August 23, 2000            152,099          $10.1531          August 23, 2001             $   585,000
August 23, 2000            121,680          $14.6656          August 23, 2005             $   495,000
August 31, 2000             98,513          $10.1531          August 31, 2001             $   519,000
August 31, 2000            374,352          $14.6656          August 31, 2005             $ 3,134,000
September 12, 2000           7,387          $10.1531          September 12, 2001          $    27,000
September 12, 2000           5,910          $14.6656          September 12, 2005          $    39,000
September 19, 2000         492,458          $10.1531          September 19, 2001          $ 2,593,000
September 19, 2000         993,968          $14.6656          September 19, 2005          $ 8,315,000
October 12, 2000            15,000          $10.1531          October 12, 2001            $    35,000
December 4, 2000           120,000          $10.1531          December 1, 2005            $   310,000
December 4, 2000           250,000          $10.1531          December 31, 2003           $   477,000
December 4, 2000           100,000          $14.6656          December 31, 2005           $   242,000
-----------------------------------------------------------------------------------------------------
                         6,251,922          $  12.13
=====================================================================================================

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

                                                 Year Ended December 31,
                                            ---------------------------------
                                                 2000                 1999
-----------------------------------------------------------------------------
Pro forma net loss ....................      $42,928,779         $  5,547,700
Pro forma net loss per share:

Basic and Diluted .....................      $     (1.03)        $      (0.17)
-----------------------------------------------------------------------------

     A summary of the status of the Company's stock option plan as of December 31, 2000 and changes during the period from inception (September 25, 1997) through December 31, 2000 is presented below:

------------------------------------------------------------------------------------------
                                                             Number       Weighted average
                                                           of shares       exercise price
------------------------------------------------------------------------------------------
 Options outstanding at September 25,1997 (inception) ...       --                --
------------------------------------------------------------------------------------------
 Options granted in 1999 ................................     525,000         $ 1.33
------------------------------------------------------------------------------------------
 Options outstanding at December 31, 1999 ...............     525,000         $ 1.33
------------------------------------------------------------------------------------------
 Options granted in 2000 ................................   5,814,617         $ 9.60
------------------------------------------------------------------------------------------
 Options exercised in 2000 ..............................   (300,000)         $ 1.33
------------------------------------------------------------------------------------------
 Options forfeited in 2000 ..............................    (90,000)         $10.69
------------------------------------------------------------------------------------------
 Options outstanding at December 31, 2000 ...............   5,949,617         $ 9.27
------------------------------------------------------------------------------------------
 Options exercisable at December 31, 2000 ...............   2,779,317         $ 8.67
------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                             Options Outstanding                                    Options Exercisable
                        -------------------------------------------------------------    -----------------------------------------
                                                  Weighted Average                             Number
                              Number                Remaining                               Exercisable
       Range of         Outstanding as of          Contractual       Weighted Average         as of               Weighted Average
    Exercise Price      December 31, 2000          Life (Years)       Exercise Price     December 31, 2000        Exercise Price
    --------------      -----------------        ----------------    ---------------     -----------------        ----------------
        $  1.00              15,000                    5.40              $ 1.00                      -                 $    -
        $  1.33             225,000                    3.46              $ 1.33                225,000                 $ 1.33
        $  5.00             450,000                    4.37              $ 5.00                450,000                 $ 5.00
        $  6.25             863,500                    4.99              $ 6.25                145,000                 $ 6.25
        $ 10.00              20,000                    5.00              $10.00                      -                 $    -
        $ 10.22              18,000                    4.40              $10.22                      -                 $    -
        $ 10.69           3,781,550                    4.37              $10.69              1,622,750                 $10.69
        $ 10.72             186,567                    0.60              $10.72                186,567                 $10.72
        $ 11.25             390,000                    3.64              $11.25                150,000                 $11.25
    --------------       ----------                    ----            --------              ---------                 ------
    $1.00 - $11.25        5,949,617                    4.78              $ 9.27              2,779,317                 $ 8.81
    --------------       ----------                    ----            --------              ---------                 ------

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

NOTE 12. Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for 2000 and 1999.


1                                     -----------------------------------------------------------------------
                                             First               Second           Third           Fourth
                                            Quarter              Quarter         Quarter         Quarter
                                      -----------------------------------------------------------------------
Net loss:
2000............................                $2,816,973        $7,201,987      $5,244,999      $4,983,246
1999............................                 $ 648,919        $1,008,539      $1,105,256      $2,103,973

Net loss before noncash charges (1):

2000............................                $2,635,864        $2,300,435      $2,655,353      $2,845,233
1999............................                $  635,864        $  948,284      $1,097,149      $1,941,214

Net loss per share:
2000 Basic and Diluted..........                      0.07              0.18            0.13            0.11
1999 Basic and Diluted..........                      0.02              0.03            0.04            0.06
                                      --------------------- ----------------- --------------- ---------------


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

January 10, 2002.

                                   CONSTELLATION 3D, INC.


                                   By:/s/ Eugene Levich
                                      -----------------------------------------
                                   Name: Eugene Levich
                                   Title: President and Chief Executive Officer