Form 10-Q/A
period 2001-09-30
CONSTELLATION 3D INC
filed 2002-01-11
CIK 1080290

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No. 2
                                       to
                                    FORM 10-Q

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

Yes  [X]    No [_]

As of January 11, 2002, 50,713,087 shares of the registrant's common stock, $0.00001 par value per share, (the "Common Stock") were issued and outstanding, excluding the 500,000 shares of Common Stock issued to Constellation 3D Trust LLC, a Delaware limited liability company wholly owned by the registrant.

                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2001

PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Condensed Balance Sheets as of September 30, 2001
          and December 31, 2000................................................1

          Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and the period from September 25, 1997 (inception) to September 30, 2001 ...........2

          Consolidated Condensed Statement of Stockholders' Deficit for
          the nine months ended September 30, 2001.............................3

          Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000, and the period from
          September 25, 1997 (inception) to September 30, 2001.................4

          Notes to Consolidated Condensed Financial Statements.................6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................26

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........36

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...................................................39

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................40

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................46

SIGNATURES....................................................................55

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CONSTELLATION 3D, INC.

                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                               September 30,       December 31,
                                                    2001               2000
                                                (unaudited)         (audited)
--------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                   $     614,503     $    8,728,600
   Prepaid and other                                 641,998            245,372
--------------------------------------------------------------------------------
Total Current Assets                               1,256,501          8,973,972

Furniture and Equipment, net                         592,381            426,293
--------------------------------------------------------------------------------

Total Assets                                   $   1,848,882     $    9,400,265
================================================================================

LIABILITIES, CONTINGENT REDEMPTION VALUE OF
 COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses       $   1,881,205     $    2,103,009
   Due to related parties                            353,434            267,283
   Convertible line of credit related party,
     net of discount of $0 and $312,968              550,000            687,032
   Convertible debenture, net of discount
     of $149,404 and $1,880,847                    3,850,596          2,119,153
--------------------------------------------------------------------------------

Total Current Liabilities                          6,635,235          5,176,477

Commitments and Contingencies
 Contingent redemption value of common stock       1,150,000                 -

Stockholders' Equity (Deficit)
   Common stock, $0.00001 par value;
     100,000,000 shares authorized,
     47,354,816 and 43,192,775
     issued and outstanding                              474                432
   Additional paid in capital                     41,227,042         35,141,895
   Deficit accumulated during the development
     stage                                       (47,163,869)       (30,918,539)
--------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)              (5,936,353)         4,223,788
--------------------------------------------------------------------------------

Total Liabilities, Contingent Redemption
  Value of Common Stock and Stockholders'
  Equity (Deficit)                             $   1,848,882     $    9,400,265
================================================================================

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
                                   (Unaudited)

                                            Cumulative Amounts           Three Months Ended                   Nine Months Ended
                                              From Inception               September 30,                        September 30,
                                           (September 25, 1997)    -----------------------------        ---------------------------
                                        Through September 30, 2001    2001               2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Research and development                    $ 14,529,338          $ 1,051,124      $  1,349,084     $  4,431,362      $  3,267,122
 General and administrative                    13,213,880            1,085,177         1,049,974        4,130,440         3,030,269
 Marketing                                      6,951,133              321,522           112,448        1,166,572         4,631,294
-----------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                       34,694,351            2,457,823         2,511,506        9,728,374        10,928,685
-----------------------------------------------------------------------------------------------------------------------------------

 Interest expense, net                         12,129,517            2,066,608         2,669,202        6,343,419         4,259,462
 Tax expense (benefit)                            180,001              (17,000)           64,291           13,537            75,812
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                     $(47,003,869)         $(4,507,431)     $ (5,244,999)    $(16,085,330)     $(15,263,959)
===================================================================================================================================

Net loss per share - basic and diluted                             $     (0.10)     $      (0.13)    $      (0.36)     $      (0.37)
===================================================================================================================================

Weighted average number of shares of
  common stock outstanding -
  basic and diluted                                                 48,477,106        41,698,933       45,582,928        41,234,050
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

                             CONSTELLATION 3D, INC.

                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                      Deficit
                                               Common Stock                         Accumulated
                                           --------------------    Additional        During the
                                            Shares      Amount   Paid-in Capital  Development Stage       Total
=====================================================================================================================
Balance, December 31, 2000 (audited)        43,192,775  $  432    $ 35,141,895      $(30,918,539)     $  4,223,788

Issuance of common stock on exercise
   of adjustment warrants - February
   14, 2001                                    313,419       3              (3)               -                 -

Issuance of common stock on exercise
   of adjustment warrants - April
   26, 2001                                  1,885,150      19       2,641,981                -          2,642,000

Issuance of common stock on exercise
   of warrants - May 24, 2001                   32,257       -              -                 -                 -

Issuance of common stock on exercise
   of warrants - July 15, 2001                 150,000       2           1,498                -              1,500

Issuance of common stock on exercise
   of warrants - August 10, 2001                46,329       -             463                -                463

Issuance of common stock on exercise
   of warrants - August 11, 2001               120,000       1           1,199                -              1,200

Warrants issued as an inducement to
   enter into common stock purchase
   agreement - August 22, 2001                       -       -          85,087                -             85,087

Issuance of common shares for
   cancellation of payable to
   consultants - September 10, 2001            564,886       6         570,529                -            570,535

Issuance of common shares relating
   to adjustments mechanisms of the
   August 23, 2000, financings -
   August 16, 2001                             750,000       8       1,274,992                -          1,275,000

Issuance of common shares for services -
   September 17, 2001                          300,000       3         278,997                -            279,000

Warrants issued in connection of
   modification of maturity terms
   relating to convertible debenture
   - September 25, 2001                              -       -         149,404                -            149,404

Noncash stock-based compensation
   relating to issuance of stock
   options                                           -       -       1,081,000                -          1,081,000

Accretion of contingently redeemable
   common stock                                                                         (160,000)         (160,000)

Net loss                                             -       -              -        (16,085,330)      (16,085,330)
---------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                 47,354,816  $  474    $ 41,227,042      $(47,163,869)       (5,936,353)
   (unaudited)
=====================================================================================================================


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


                                                                 Cumulative Amounts
                                                                   From Inception
                                                                 (September 25, 1997)      Nine Months Ended September 30,
                                                                 Through September 30,     -------------------------------
                                                                         2001                  2001              2000
--------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                                          $(47,003,869)       $(16,085,330)      $(15,263,959)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
       Noncash stock-based compensation                                 6,272,206           1,081,000          4,293,000
       Beneficial conversion feature                                      245,000                   -            193,000
       Interest expense related to discount amortization                5,875,000           2,193,815          2,434,700
       Depreciation                                                       273,489             121,447             48,573
       Loss realized on exchange of common stock for debt                 101,535             101,535                  -
       Write down of furniture and equipment                               49,750                   -                  -
       Interest expense related to issuance of common stock             3,917,000           3,917,00
       Interest expense relating to modification of debt
         Conversion rates                                                 668,000                   -            650,000
       Shares and warrants issued for services rendered                   385,000             279,000            106,000
       Change in assets and liabilities:
         Prepaid and other                                               (706,911)           (461,539)           (32,271)
         Accounts payable and accrued liabilities                       2,794,118             397,196            885,789
--------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                                 (27,129,682)         (8,455,876)        (6,685,168)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of furniture and equipment                                 (1,026,776)           (287,535)          (180,785)
   Sale of furniture and equipment                                         80,405                   -                  -
   Business acquisition, net of cash acquired                           1,019,413                   -                  -
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used in) Investing Activities                        73,042            (287,535)          (180,785)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock                              17,526,219             993,163         11,544,517

   Proceeds from issuance of convertible debt                           7,700,000                   -          4,000,000
   Proceeds from borrowing on line of credit                            1,000,000                   -          1,000,000
   Repayment on borrowing on line of credit - related party              (450,000)           (450,000)                 -
   Proceeds from shareholders loan                                      1,541,490                   -                  -
   Advances from related party, net                                       353,434              86,151            207,790
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                              27,671,143             629,314         16,752,307
--------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      614,503          (8,114,097)         9,886,354

Cash and Cash Equivalents, beginning of period                                  -           8,728,600          2,030,139
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                             $    614,503        $    614,503       $ 11,916,493
==========================================================================================================================


                             CONSTELLATION 3D, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                   Continued

                                                         Cumulative Amounts
                                                           From Inception
                                                        (September 25, 1997)        Nine Months Ended September 30,
                                                        Through September 30,       -------------------------------
                                                                2001                  2001                 2000
------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
Cash paid for taxes                                          $  190,464             $ 24,000          $        -
Cash paid for interest                                       $  501,500             $290,000                   -

Non-cash Financing Activity

Debt discount related to detachable warrants                 $4,994,000             $234,491          $3,997,000
Conversion of notes payable                                   3,927,205                    -           2,367,973
Conversion of loans payable                                   1,643,653                    -           1,402,163
Net assets disposed of upon acquisition                          66,028                    -                   -
Stock issued in reverse acquisition                             953,205                    -                   -
Stock issued for debt settlement                                570,535              570,535                   -

Accretion of contingently redeemable common stock               160,000              160,000                   -
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

     The acquisition of Constellation Tech was treated as a reverse acquisition whereby Constellation 3D, Inc. was acquired by Constellation Tech, with the balance sheets being combined using each company's historical cost basis. The results of operations include that of both companies from the date of acquisition forward. The financial statements for the period prior to the date of acquisition are those of Constellation Tech. The Financial Statements reflect the operations beginning on September 25, 1997 as the Company's operations from December 27, 1995 (the date of incorporation) to September 24, 1997 were insignificant. As the transaction was a reverse acquisition with a public shell with no operations, no pro forma information related to this transaction is provided.

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

     In connection with this credit line, Constellation Tech received a three-year warrant (the "Signing Warrant") to purchase 20,000 shares of the Company's common stock, which warrant had an exercise price of $11.50 and is exerciseable from August 23, 2000 to August 23, 2003.

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

     On April 26, 2001, Halifax Fund, L.P. ("Halifax"), Epicenter Venture Finance Ltd. ("Epicenter"), and Winnburn Advisory Group ("Winnburn") exercised their adjustment warrants, which were granted pursuant to sales of common stock and conversions of debt to common stock of the Company on August 23, 2000 and September 19, 2000 and were issued an additional 1,885,150 shares of common stock for no additional consideration. Of the 1,885,150 shares of common stock issued, 444,846 were part of an inducement to convert debt to equity. The Company recognized $2,380,000 of interest expense representing the fair market value of the 444,846 shares of common stock. The remaining balance of shares were accounted for as a cost of raising equity in the statement of stockholders' equity.

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

         Pursuant to a letter agreement, dated October 25,2001, the Company engaged Rutkowski & Partner ("Rutkowski") to act as a non-exclusive finder with respect to the TIC Loan Agreement. Pursuant to the letter agreement, the Company agreed to: (i) pay Rutkowski 8% of the investment funds received; and (ii) issue Rutkowski 80,000 warrants per each $1 million of investment funds received. The warrant shall be exercisable for a period of three years and have an exercise price equal to the volume weighted average price of the Company's common stock for the 20 days preceding issuance.

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

Overview

     Constellation 3D, Inc. ("C3D" or the "Company")), formerly known as C3D Inc., is an international enterprise headquartered in New York, New York. With operations in the United

States, Israel, the Ukraine and Russia, the Company researches and develops its proprietary technology ("Fluorescent Memory" or "Fluorescent Memory Technology").

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

     Interest Expense, net. The Company recorded net interest expense of $6,343,419 for the nine months ended September 30, 2001, compared with $4,259,462 for the nine months ended September 30, 2000, an increase of $2,083,957 or approximately 49%. The interest expense included $2,193,815 for the amortization of the financing discount and $3,917,000 related to the issuance of 1,194,846 shares of common stock, which were issued pursuant to anti-dilution rights and warrants issued to debt holders as an inducement to convert their debt to common stock. The $3,917,000 of interest expense represents the aggregate of market price of each of the 1,194846 shares as of the issuance date of each. The Company also incurred $370,582 of interest expense on the convertible debt and line of credit for the nine months ended September 30, 2001. The Company's interest expense for the nine months ended September 30, 2001 was composed of $1,354,700 for the amortization of the financing cost associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, $193,000 for the beneficial conversion feature on a subordinated convertible debt, $501,898 relating to interest expenses of bank overdrafts, shareholder's loans, convertible line of credit, and subordinated convertible debt, $500,000 related to the commission charged on the subordinated convertible debt issued, and $1,730,000 ascribed to warrants and modification of conversion terms for accounting purposes relating to the conversion of a shareholder loan and a convertible note. Interest revenue was generated through short-term deposits and amounted to $151,926 during the nine months ended September 30, 2001, compared to $20,136 for the nine months ended September 30, 2000. The increase in interest revenue was due to the higher cash balances held by the Company for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

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

         Interest Expense, net. The Company recorded net interest expense of $2,066,608 for the three months ended September 30, 2001, compared with $2,669,202 for the three months ended September 30, 2000, for a decrease of $602,594 or approximately 23%. Interest expense included $1,275,000 related to the issuance of 750,000 shares of common stock, which were issued pursuant to anti-dilution rights and warrants issued to debt holders as an inducement to convert their debt to common stock. The $1,275,000 of interest expense represents the aggregate of market price of each of the 750,000 shares as of the issuance date of each share. The Company also incurred $672,691 for the amortization of the financing discount for the three months ended September 30, 2001, associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit. The Company's interest expense for the three months ended September 30, 2000 was composed of $662,096 associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit, $1,354,700 for the amortization of the financing cost associated with the detachable warrants issued in connection with the issuance of subordinated convertible debt and the convertible line of credit and $73,000 for the beneficial conversion feature on subordinated convertible debt. Interest expenses relating to bank overdrafts, shareholder loans, convertible line of credit, and subordinated convertible debt amounted to $125,562 for the three months ended September 30, 2001, compared to $205,013 for the three months ended September 30, 2000. Interest revenue was generated through short-term deposits and amounted to $3,464 during the three months ended September 30, 2001, compared to $907 for the three months ended September 30, 2000.

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

         Issued and outstanding /(1)/............................ 47,354,816
         Issuable upon exercise of outstanding warrants
           whether or not currently exercisable /(2)/............  2,209,497
         Issuable upon exercise of outstanding stock
           options whether or not currently exercisable..........  6,484,948
         Issuable upon conversion of convertible loans /(3)/.....    277,935


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

PART II-OTHER INFORMATION

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

     On April 26, 2001, Halifax Fund, L.P. ("Halifax"), Epicenter Venture Finance Ltd. ("Epicenter"), and Winnburn Advisory Group ("Winnburn") exercised their adjustment warrants, which were granted pursuant to sales of common stock and conversions of debt to common stock of the Company on August 23, 2000 and September 19, 2000 that originally resulted in net proceeds to the Company of $12,318,672, and were issued an additional 1,885,150 shares of common stock for no additional consideration. Of the 1,885,150 shares of the Company's common stock issued, 444,846 were part of an inducement to convert debt to equity. The Company recognized $2,380,000 of interest expense representing the fair market value of the 444,846 shares of common stock. The remaining balance of shares were accounted for as a cost of raising equity in the statement of stockholders' equity.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:

------------------------------------------------------------------------------------------------------------
       Exhibit                                              Description
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
2.2/(9)/                Agreement and Plan of Merger by and between Constellation 3D, Inc., a Florida corporation, and Constellation 3D, Inc., a Delaware corporation, as of January 9,
                        2001.
------------------------------------------------------------------------------------------------------------
2.3/(11)/               Agreement and Plan of Merger by and between Constellation 3D, Inc., a Delaware corporation, and FMD&E, Inc., a Massachusetts corporation, as of April 5, 2001.
------------------------------------------------------------------------------------------------------------
3.1/(9)/                Certificate of Incorporation of Constellation 3D, Inc., a Delaware corporation.
------------------------------------------------------------------------------------------------------------
3.2/(9)/                Bylaws of Constellation 3D, Inc., a Delaware corporation.
------------------------------------------------------------------------------------------------------------
4.1/(12)/               Common Stock Purchase Warrant, dated May 15, 2001, issued to Focus Tech Investment,
                        Inc.
------------------------------------------------------------------------------------------------------------
4.2/(12)/               Consulting Agreement between Constellation 3D, Inc. and Focus Tech Investment,
                        Inc., dated May 10, 2001.
------------------------------------------------------------------------------------------------------------
4.3/(12)/               Common Stock Purchase Warrant, dated May 29, 2001, issued to Clearview Capital (UK)
                        Ltd.
------------------------------------------------------------------------------------------------------------
4.4/(12)/               (12) Stipulation of Settlement between Constellation 3D, Inc. and Clearview Capital
                        (UK) Ltd., dated May 29, 2001.
------------------------------------------------------------------------------------------------------------
4.5/(12)/               Retained Warrant Certificate, effective May 31, 2001, issued to Sands Brothers &
                        Co., Ltd.
------------------------------------------------------------------------------------------------------------
4.6/(12)/               Additional Retained Warrant Certificate, effective May 31, 2001, issued to Sands
                        Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------------------
4.7/(12)/               Settlement and Release Agreement between Constellation 3D, Inc. and Sands Brothers
                        & Co. Ltd., Sand Brothers Venture Capital, LLC and Mark G. Hollo, dated May 31,
                        2001.
------------------------------------------------------------------------------------------------------------
4.13/(8)/               Finder's Agreement, dated July 13, 2000, between Constellation 3D, Inc. and The
                        Shemano Group, Inc.
------------------------------------------------------------------------------------------------------------
4.14/(8)/               Letter Agreement concerning warrant registration instructions, dated September 18,
                        2000, between The Shemano Group, Inc. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------------------


Exhibit                                          Description
-------------------------------------------------------------------------------------------------------------
4.15/(5)/               Common Stock Investment Agreement, dated as of August 23, 2000, among Constellation
                        3D, Inc. and Halifax Fund, L.P.
-------------------------------------------------------------------------------------------------------------
4.16/(5)/               Registration Rights Agreement, entered into as of August 23, 2000, between
                        Constellation 3D, Inc. and Halifax Fund, L.P.
-------------------------------------------------------------------------------------------------------------
4.17/(5)/               Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common
                        Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.
-------------------------------------------------------------------------------------------------------------
4.18/(7)/               Amended and Restated Common Stock Purchase Warrant No. W2 to Purchase Shares of
                        $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.
-------------------------------------------------------------------------------------------------------------
4.19/(5)/               Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation
                        3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.
-------------------------------------------------------------------------------------------------------------
4.20/(7)/               Amended and Restated Common Stock Optional Warrant No. OW2 to Purchase Optional
                        Units of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund,
                        L.P.
-------------------------------------------------------------------------------------------------------------
4.21/(5)/               Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common
                        Stock of Constellation 3D, Inc., dated August 23, 2000, issued to Halifax Fund, L.P.
-------------------------------------------------------------------------------------------------------------
4.22/(7)/               Amended and Restated Common Stock Adjustment Warrant No. AW2 to Receive Shares of
                        $.001 par value Common Stock of Constellation 3D, Inc., dated September 19, 2000, issued to Halifax Fund, L.P.
-------------------------------------------------------------------------------------------------------------
4.23/(7)/               Letter Agreement for Additional Investment, dated September 19, 2000, by and between Halifax Fund, L.P. and Constellation 3D, Inc.
-------------------------------------------------------------------------------------------------------------
4.24/(8)/               Common Stock Investment Agreement, dated August 31, 2000, among Constellation 3D,
                        Inc. and Koor's Investors.
-------------------------------------------------------------------------------------------------------------
4.25/(8)/               Letter Amendment to the Common Stock Investment Agreement and Related Agreements,
                        dated October 18, 2000, by and between Constellation 3D, Inc. and Koor Underwriters and Issuers Ltd.
-------------------------------------------------------------------------------------------------------------
4.26/(8)/               Registration Rights Agreement, dated August 31, 2000, by and between Constellation
                        3D, Inc. and Koor's Investors.
-------------------------------------------------------------------------------------------------------------
4.27/(8)/               Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common
                        Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.
-------------------------------------------------------------------------------------------------------------
4.28/(8)/               Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation
                        3D, Inc., dated August 31, 2000, issued to Koor's Investors.
-------------------------------------------------------------------------------------------------------------
4.29/(8)/               Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common
                        Stock of Constellation 3D, Inc., dated August 31, 2000, issued to Koor's Investors.
-------------------------------------------------------------------------------------------------------------
4.30/(8)/               Warrant Agreement, dated August 18, 2000, by and between Constellation 3D, Inc. and
                        Blank Rome Comisky & McCauley LLP.
-------------------------------------------------------------------------------------------------------------
4.31/(8)/               Common Stock Investment Agreement, dated September 12, 2000, among Constellation
                        3D, Inc. and Jacqueline Hershkovitz.
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
Exhibit                                          Description
-------------------------------------------------------------------------------------------------------------
4.32/(8)/               Registration Rights Agreement, dated September 12, 2000, between Constellation 3D,
                        Inc. and Jacqueline Hershkovitz.
-------------------------------------------------------------------------------------------------------------
4.33/(8)/               Common Stock Purchase Warrant No. W1 to Purchase Shares of $.001 par value Common
                        Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline
                        Hershkovitz.
-------------------------------------------------------------------------------------------------------------
4.34/(8)/               Common Stock Optional Warrant No. OW1 to Purchase Optional Units of Constellation
                        3D, Inc., dated September 12, 2000, issued to Jacqueline Hershkovitz.
-------------------------------------------------------------------------------------------------------------
4.35/(10)/              Common Stock Adjustment Warrant No. AW1 to Receive Shares of $.001 par value Common
                        Stock of Constellation 3D, Inc., dated September 12, 2000, issued to Jacqueline
                        Hershkovitz.
-------------------------------------------------------------------------------------------------------------
4.36/(8)/               Contract for Capital Raising, dated August 18, 2000, between Koor Underwriters and
                        Issuers Ltd. and Constellation 3D, Inc.
-------------------------------------------------------------------------------------------------------------
4.37/(8)/               Common Stock Investment-Term Sheet to purchase up to $250,000 in common stock, dated August 17, 2000, by and between TCO Investment Inc. and Constellation 3D, Inc.
-------------------------------------------------------------------------------------------------------------
4.38/(8)/               Amendment and Supplement to Common Stock Investment-Term Sheet, dated August 18,
                        2000, by and between TCO Investment Inc. and Constellation 3D, Inc.
-------------------------------------------------------------------------------------------------------------
4.39/(6)/               Securities Purchase Agreement, dated March 23, 2000, by and between Constellation
                        3D, Inc. and Sands Brothers Venture Capital LLC.
-------------------------------------------------------------------------------------------------------------
4.40/(6)/               Registration Rights Agreement dated as of March 24, 2000 by and between
                        Constellation 3D, Inc. and Sands Brothers Venture Capital LLC.
-------------------------------------------------------------------------------------------------------------
4.41/(6)/               10% Subordinated Convertible Debenture, dated March 24, 2000, made by Constellation
                        3D, Inc. to Sands Brothers Venture Capital Associates LLC.
-------------------------------------------------------------------------------------------------------------
4.42/(13)/              Common Stock Adjusted Warrants issued to The Gleneagles Fund Company II, dated as of
                        August 16, 2001.
-------------------------------------------------------------------------------------------------------------
4.43/(13)/              Common stock Purchase Agreement by and between Constellation 3D, Inc. and The
                        Gleneagles Fund Company II, dated as of August 13, 2001.
-------------------------------------------------------------------------------------------------------------
4.44/(13)/              Registration Rights Agreement by and between Constellation 3D, Inc.and the Gleaneagles
                        Fund Company II, dated as of August 13, 2001.
-------------------------------------------------------------------------------------------------------------
4.45/(15)/              Consulting agreement By and Between George Carhart and Constellation 3D Inc. dated
                        September 17, 2001.
-------------------------------------------------------------------------------------------------------------
4.46/(15)/              Settlement and Release By and Between G.L.A.S. Trading Ltd. And Constellation 3D,
                        Inc. dated September 10, 2001.
-------------------------------------------------------------------------------------------------------------
4.47/(16)/              Common Stock Purchase Warrant to Purchase Shares of $.00001 par value Common Stock of Constellation 3D, Inc., dated October 19, 2001, issued to DeAM Convertible
                        Arbitrage Fund Ltd.
-------------------------------------------------------------------------------------------------------------
4.48/(16)/              5% Convertible Debenture due October 1, 2006 in an aggregate principal amount of
                        One Million Dollars payable by Constellation 3D, Inc., a Delaware company to DeAM
                        Convertible Arbitrage Fund Ltd.
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Exhibit                                          Description
-------------------------------------------------------------------------------------------------------------
4.49/(16)/              Registration Rights Agreement dated October 19, 2001 by and among Constellation 3D,
                        Inc., a Delaware company and DeAM Convertible Arbitrage Fund Ltd.
-------------------------------------------------------------------------------------------------------------
4.50/(16)/              Exchange Agreement made as of October 1, 2001 by and between Constellation 3D,
                        Inc., a Delaware corporation, and Halifax Fund, L.P, a Cayman Islands limited partnership.
-------------------------------------------------------------------------------------------------------------
4.51/(16)/              Security Agreement made as of October 1, 2001 by and between Constellation 3D,
                        Inc., a Delaware corporation, and Halifax Fund, L.P, a Cayman Islands limited partnership.
-------------------------------------------------------------------------------------------------------------
4.52/(16)/              Subsidiary Guarantee made by the subsidiaries of Constellation 3D, Inc., a Delaware company in favor of Halifax Fund, L.P, a Cayman Islands limited partnership.
-------------------------------------------------------------------------------------------------------------
4.53/(16)/              Optional Debenture Warrant No. ODW1 To Purchase 5% Senior Secured Convertible
                        Debentures due October 1, 2006 payable to Halifax Fund, L.P. by Constellation 3D,
                        Inc., a Delaware company.
-------------------------------------------------------------------------------------------------------------
4.54/(16)/              5% Senior Secured Debenture in an aggregate principal amount of Five Million
                        Dollars due October 1, 2006 payable to Halifax Fund, L.P. by Constellation 3D, Inc.
                        a Delaware company.
-------------------------------------------------------------------------------------------------------------
4.55/(16)/              Restructuring Agreement, dated October 16, 2001, entered into by and between
                        Constellation 3D, Inc., a Delaware corporation (the "Company") and Sands Brothers
                        Venture Capital, LLC, a New York limited liability company ("Venture Capital").
-------------------------------------------------------------------------------------------------------------
4.56/(16)/              Debenture dated as of October 19, 2001 by and among Constellation 3D, Inc., a
                        Delaware corporation, and DeAM Convertible Arbitrage Fund Ltd.
-------------------------------------------------------------------------------------------------------------
4.57/(17)/              Loan Agreement, dated as of November 17, 2001, by and between TIC Target Invest
                        Consulting, LLC and Constellation 3D Technology Limited.
-------------------------------------------------------------------------------------------------------------
4.58/(17)/              Loan Agreement, dated as of November 17, 2001, by and between Constellation 3D
                        Technology Limited and Constellation 3D, Inc.
-------------------------------------------------------------------------------------------------------------
4.59/(17)/              Assignment Agreement, dated as of November 17, 2001, by and among Constellation 3D
                        Technology Limited, TIC Target Invest Consulting, LLC and Constellation 3D, Inc.
-------------------------------------------------------------------------------------------------------------
4.60/(17)/              Option Agreement, dated as of November 17, 2001, by and between Constellation 3D
                        Technology Limited and Constellation 3D, Inc.
-------------------------------------------------------------------------------------------------------------
4.61/(17)/              Security Holders Agreement, dated as of November 17, 2001, by and among
                        Constellation 3D, Inc., TIC Target Invest Consulting, LLC and Constellation 3D
                        Technology Limited.
-------------------------------------------------------------------------------------------------------------
4.62/(17)/              Registration Rights Agreement, dated as of November 17, 2001, by and between
                        Constellation 3D, Inc. and TIC Target Invest Consulting, LLC.
-------------------------------------------------------------------------------------------------------------
4.63/(17)/              Amended Restructuring Agreement, dated as of November 15, 2001, by and between
                        Constellation 3D, Inc. and Sands Brothers Venture Capital, LLC.
-------------------------------------------------------------------------------------------------------------
4.64/(17)/              Securities Purchase Agreement, dated as of November 19, 2001, by and between
                        Constellation 3D, Inc. and Latham & Watkins
-------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Exhibit                                          Description
------------------------------------------------------------------------------------------------------------
                        and between Constellation 3D, Inc. and Latham & Watkins
------------------------------------------------------------------------------------------------------------
4.65/(17)/              Securities Purchase Agreement, dated as of November 19, 2001, by and between
                        Constellation 3D, Inc. and Blank Rome Comisky & McCauley LLP
------------------------------------------------------------------------------------------------------------
4.66/(17)/              Security Agreement, dated November 16, 2001, by and between Constellation 3D
                        Technology Limited and TIC Target Invest Consulting LLC
------------------------------------------------------------------------------------------------------------
4.67/(17)/              Amended and Restated Common Stock Adjustment Warrant, dated November 15, 2001, and issued by Constellation 3D, Inc.
------------------------------------------------------------------------------------------------------------
4.68/(17)/              Termination of Amended and Restated Purchase Agreement, dated November 15, 2001, by and between Constellation 3D, Inc. and Gleneagles Fund Company II.
------------------------------------------------------------------------------------------------------------
4.69/(9)/               Constellation 3D, Inc. 1999 Stock Option Plan.
------------------------------------------------------------------------------------------------------------
4.70/(9)/               Amendment to the 1999 Stock Option Plan of Constellation 3D, Inc.
------------------------------------------------------------------------------------------------------------
4.71/(3)/               Stock Option Agreement, dated December 27, 1999, made by and between C3D Inc. and
                        Michael L. Goldberg, Esquire.
------------------------------------------------------------------------------------------------------------
4.72/(8)/               Stock Option Agreement, dated August 22, 2000, made by and between Constellation
                        3D, Inc. and Vladimir Schwartz.
------------------------------------------------------------------------------------------------------------
4.73/(8)/               Warrant Agreement, dated August 22, 2000, by and among Constellation 3D, Inc., TriD
                        Store IP, LLC, Reflekt Technology, Inc., and Vladimir Schwartz.
------------------------------------------------------------------------------------------------------------
4.74/(3)/               Placement Agency Agreement, dated December 1, 1999, by and between Sands Brothers &
                        Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------------------
4.75/(3)/               Amendment No. 1 to Placement Agency Agreement, dated December 22, 1999 by and between Sands Brothers & Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------------------
4.76/(6)/               Amendment No. 2 to Placement Agency Agreement, dated March 7, 2000, by and between
                        Sands Brothers & Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------------------
4.77/(6)/               Amendment No. 3 to Placement Agency Agreement, dated March 23, 2000, by and between
                        Sands Brothers & Co., Ltd. and C3D Inc.
------------------------------------------------------------------------------------------------------------
4.78/(4)/               Amendment No. 4 to Placement Agency Agreement, dated May 16, 2000, by and between
                        Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 2 to Warrant
                        Agreement dated May 16, 2000, between Constellation 3D, Inc. and Sands Brothers &
                        Co., Ltd.
------------------------------------------------------------------------------------------------------------
4.79/(4)/               Amendment No. 5 to Placement Agency Agreement, dated May 31, 2000, by and between
                        Sands Brothers & Co., Ltd. and Constellation 3D, Inc.; Amendment No. 3 to Warrant
                        Agreement, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers &
                        Co., Ltd.; Amendment No. 1 to Warrant Certificate No. SB-2, dated May 31, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------------------
4.80/(4)/               Amendment No. 6 to Placement Agency Agreement, dated September28, 2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------------------
4.81/(4)/               Amendment No. 7 to Placement Agency Agreement, dated August 3, 2000, by and between
                        Sands Brothers & Co., Ltd. and Constellation 3D, Inc., Amendment No. 4 to Warrant
                        Agreement, dated August 3,
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Exhibit                                          Description
------------------------------------------------------------------------------------------------------------
                        2000, by and between Sands Brothers & Co., Ltd. and Constellation 3D, Inc.,
                        Amendment No. 2 to Warrant Certificate No. SB-2, dated August 3, 2000, between Constellation 3D, Inc. and Sands Brothers & Co., Ltd.
------------------------------------------------------------------------------------------------------------
4.82/(3)/               Warrant Agreement, dated December 1, 1999, by and between Sands Brothers & Co.,
                        Ltd. and C3D, Inc.
------------------------------------------------------------------------------------------------------------
4.83/(6)/               Amendment No. 1 to Warrant Agreement, dated March 23, 2000, by and between Sands
                        Brothers & Co., Ltd. and C3D, Inc.
------------------------------------------------------------------------------------------------------------
4.84/(6)/               Warrant Certificate, No. SB-1, dated as of March 24, 2000, issued to Sands Brothers
                        & Co., Ltd.
------------------------------------------------------------------------------------------------------------
4.85/(6)/               Warrant Certificate, No. SB-2, dated as of March 24, 2000, issued to Sands Brothers
                        & Co., Ltd.
------------------------------------------------------------------------------------------------------------
4.86/(8)/               Loan Agreement, dated August 23, 2000, by and among Constellation 3D Technology
                        Limited and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------------------
4.86/(10)/              Amendment to Loan Agreement, dated March 11, 2001, by and among Constellation 3D
                        Technology Limited and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------------------
4.87/(8)/               Convertible Note, dated August 28, 2000, by and between Constellation 3D Technology
                        Ltd. and Constellation 3D, Inc.
------------------------------------------------------------------------------------------------------------
4.88/(14)/              Amended and Restated Common Stock Purchase Agreement by and between Constellation
                        3D, Inc. and The Gleneagles Fund Company II, dated as of August 16, 2001.
------------------------------------------------------------------------------------------------------------
4.89/(14)/              Amended and Restated Registration Rights Agreement by and between Constellation 3D,
                        Inc. and The Gleneagles Fund Company II, dated as of August 16, 2001.
------------------------------------------------------------------------------------------------------------
4.90/(16)/              Letter Agreement between Constellation 3D, Inc., a Delaware corporation and
                        Epicenter Venture Finance Ltd. amending Purchase Price Adjustments in Sec. 7.1 of
                        Common Stock Investment Agreement of August 23, 2000.
------------------------------------------------------------------------------------------------------------
4.91/(16)/              Letter Agreement between Constellation 3D, Inc., a Delaware corporation and
                        Winnburn Advisory amending Purchase Price Adjustments in Sec. 7.1 of Common Stock
                        Investment Agreement of August 23, 2000.
------------------------------------------------------------------------------------------------------------
4.92/(16)/              Settlement Agreement and Release by and between Constellation 3D, Inc.,
                        Constellation 3D Technology Ltd., Roderic Alexander Hamilton and Challis
                        International Ltd.
------------------------------------------------------------------------------------------------------------
4.93/(18)/              Amending Agreement between Constellation 3D Technology Limited, TIC Target Invest
                        Consulting and Constellation 3D, Inc. dated as of January 3, 2002.
------------------------------------------------------------------------------------------------------------
4.94/(18)/              Form of Bridge Note between Constellation 3D Technology Limited and Constellation
                        3D, Inc.
------------------------------------------------------------------------------------------------------------
10.1/(1)/               Rental Contract, Unprotected According to the Tenants' Protection Law (Various
                        Instructions) of 1968 as Drafted into the Tenants' Protection Law (Consolidated
                        Version) of 1972, made and signed in Tel Aviv on March 25, 1997.
------------------------------------------------------------------------------------------------------------
10.2/(2)/               Rental Contract, Unprotected According to the Tenants' Protection Law
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
       Exhibit                                     Description
------------------------------------------------------------------------------------------------------------
                        (Various Instructions) of 1968 as Drafted into the Tenants' Protection Law
                        (Consolidated Version) of 1972, made and signed in Tel Aviv on February 8, 1998.
------------------------------------------------------------------------------------------------------------
10.3/(1)/               Agreement N. 356/181298 on the rent of office premises, dated December 18, 1998 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."
------------------------------------------------------------------------------------------------------------
10.5/(1)/               The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU Science Park as
                        "Lessor" and ZAO "TriD Store Vostok" as "Tenant."
------------------------------------------------------------------------------------------------------------
10.6/(1)/               Attachment No. 1 to The Rent Agreement, No. 5/8, dated July 5, 1999, between MSU
                        Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Tenant."
------------------------------------------------------------------------------------------------------------
10.8/(3)/               Agreement N. 356A/291299 on the rent of the office premises, dated December 29,
                        1999 between MACHMIR Co., Ltd. as "Lessor" and ZAO "TriD Store Vostok" as "Renter."
------------------------------------------------------------------------------------------------------------
10.9/(3)/               The Rent Agreement of office premises No. 5/2, dated January 5, 2000, between MSU
                        Science Park as "Lessor" and ZAO "TriD Store Vostok" as "Renter."
------------------------------------------------------------------------------------------------------------
10.10/(8)/              Agreement of Unprotected Tenancy According to Law for Tenant Protection
                        (Miscellaneous Instructions) 5728-1968 as Integrated into Law for Tenant Protection
                        (Consolidated Version) 5732-1972 as Drawn and Signed in Holon on the 30/th/ of
                        August 2000, between Sadav (1988) Building and Investment Ltd. and C3D Israel Ltd.
------------------------------------------------------------------------------------------------------------
10.11/(1)/              Employment Agreement dated July 15, 1998, by and between Memory Devices (M.D.)
                        (1996) Ltd. and Ronen Yaffe.
------------------------------------------------------------------------------------------------------------
10.12/(10)/             Lease of Corporate Apartment by and between Constellation 3D, Inc. as tenant and
                        Related Broadway L.L.C. as landlord dated October 29, 2000.
------------------------------------------------------------------------------------------------------------
10.13/(10)/             Lease of Space by and between Constellation 3D, Inc. as tenant and Cummings
                        Property L.L.C. effective November 15, 2000.
------------------------------------------------------------------------------------------------------------
10.14/(10)/             Employment Agreement by and between Constellation 3D, Inc. and Craig Weiner.
------------------------------------------------------------------------------------------------------------
10.15/(10)/             Employment Agreement by and between Constellation 3D, Inc. and Raymond Peter
                        Tellini.
------------------------------------------------------------------------------------------------------------
10.16/(11)/             Employment Agreement by and between Constellation 3D, Inc. and Steve Haddad.
------------------------------------------------------------------------------------------------------------
10.17/(11)/             Lease of Corporate Office by and between Constellation 3D, Inc. as tenant and
                        Madison Third Building as landlord April 2, 2001.
------------------------------------------------------------------------------------------------------------
10.18/(11)/             Sub Contractor and Development Agreement by and between Constellation 3D, Inc. and
                        Collin Smith International Inc.
------------------------------------------------------------------------------------------------------------
10.19/(13)/             Consulting Agreement between Constellation 3D, Inc. and Focus Partners LLC, dated
                        June 1, 2001.
------------------------------------------------------------------------------------------------------------
(1)                     Incorporated by reference to exhibits filed with Registration Statement on Form 10 filed November 12, 1999.
------------------------------------------------------------------------------------------------------------
(2)                     Incorporated by reference to exhibits filed with Registration Statement on Form
                        10/A No. 1 filed December 27, 1999.
------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Exhibit                                          Description
-----------------------------------------------------------------------------------------------------------
(3)                     Incorporated by reference to exhibits filed with Registration Statement on
                        Form 10/A No. 2 filed January 14, 2000.
-----------------------------------------------------------------------------------------------------------
(4)                     Incorporated by reference to exhibits filed with Form 10-Q filed August 14, 2000.
-----------------------------------------------------------------------------------------------------------
(5)                     Incorporated by reference to exhibits filed with Form 8-K filed August 25, 2000.
-----------------------------------------------------------------------------------------------------------
(6)                     Incorporated by reference to exhibits filed with Form 10-K/A filed March 31, 2000.
-----------------------------------------------------------------------------------------------------------
(7)                     Incorporated by reference to exhibits filed with Form 8-K filed October 6, 2000.
-----------------------------------------------------------------------------------------------------------
(8)                     Incorporated by reference to exhibits filed with Form S-1 filed October 20, 2000.
-----------------------------------------------------------------------------------------------------------
(9)                     Incorporated by reference to Appendices filed with the Definitive Proxy Statement filed January 16, 2001.
-----------------------------------------------------------------------------------------------------------
(10)                    Incorporated by reference to exhibits filed with Form 10-K filed April 2, 2001.
-----------------------------------------------------------------------------------------------------------
(11)                    Incorporated by reference to exhibits filed with Form 10-Q filed May 15, 2001.
-----------------------------------------------------------------------------------------------------------
(12)                    Incorporated by reference to exhibits filed with Form S-3 filed June 29, 2001.
-----------------------------------------------------------------------------------------------------------
(13)                    Incorporated by reference to exhibits filed with Form 10-Q filed August 14, 2001.
-----------------------------------------------------------------------------------------------------------
(14)                    Incorporated by reference to exhibits filed with Form 8-K filed August 24, 2001.
-----------------------------------------------------------------------------------------------------------
(15)                    Incorporated by reference to exhibits filed with Form S-8 filed October 9, 2001.
-----------------------------------------------------------------------------------------------------------
(16)                    Incorporated by reference to exhibits filed with Form 8-K filed October 25, 2001.
-----------------------------------------------------------------------------------------------------------
(17)                    Incorporated by reference to exhibits filed with Form 8-K filed November 30, 2001.
-----------------------------------------------------------------------------------------------------------
(18)                    Incorporated by reference to exhibits filed with Form 8-K filed on January 3, 2002.
-----------------------------------------------------------------------------------------------------------

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

5. On January 2, 2002, the Company filed a Current Report on Form 8-K which is hereby incorporated by reference.

6. On January 3, 2002, the Company filed a Current Report on Form 8-K which is hereby incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONSTELLATION 3D, INC.
                                       -----------------------------------------
                                            (Registrant)

Date:  January 10, 2002                By:  /s/ Eugene Levich
                                            ------------------------------------
                                            EUGENE LEVICH
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer
                                            and Director)


Date:  January 10, 2002                By:  /s/ Leonardo Berezowsky
                                            ------------------------------------
                                            LEONARDO BEREZOWSKY
                                            Chief Financial Officer and Senior
                                            Vice President of Finance
                                            (Principal Financial and
                                            Accounting Officer)